Form 10-Q
period 2008-09-30
Freedom Environmental Services, Inc.
filed 2008-11-14
CIK 1443818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number:

Freedom Environmental Services, Inc.
(Exact name of registrant as specified in its charter)

                                                                       Delaware                                                                                        56-2291458
                                                                 (State or other jurisdiction of                                                                                     (I.R.S. Employer Identification No.)
                                                                    incorporation or organization)
7395 Hoffner Avenue
Orlando, Florida 32822
(Address of principal executive offices)(Zip Code)

(407) 658-6100
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

The registrant had outstanding ____________ shares of Common Stock, par value ________, as of _________.

1 of 25

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “seeks”, “will” and variations of such words and similar expressions are intended to identify forward-looking statements.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things, our capital needs, the competitiveness of the business in our industry, our strategies, our ability to attract and retain qualified officers and directors, demand for the services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, our clients’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, our ability to successfully defend the Company, its subsidiaries, and its officers and directors on the merits of any lawsuit or determine its potential liability, if any, and other factors set forth in Item 1.A. “Risk Factors” in the Company’s Registration Statement on Form 10 and other filings with the Securities and Exchange Commission.

Although we believe that these statements are based upon reasonable assumptions, we cannot guarantee future results and readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of this filing. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. The Company undertakes no obligation to update or revise forward-looking statements

All references to “we”, “us”, “our”, or “Cross Country” in this Quarterly Report on Form 10-Q mean Freedom Environmental Services, Inc., its subsidiaries and affiliates.

2 of 25

FREEDOM ENVIRONMENTAL SERVICES, INC.

Table of Contents

Part I – Financial Information		4

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	5

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 (unaudited)	6

	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the period from December 27, 2007 (Date of Inception) through September 30, 2008 (unaudited)	7

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited)	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4T.	Controls and Procedures	23

Part II – Other Information		25

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		25

3 of 25

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and six month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended March 31, 2008, as filed with the Securities and Exchange Commission on July 15, 2008.

4 of 25

FREEDOM ENVIRONMENTAL SERVICES, INC.
BALANCE SHEET

	as of	as of
	September 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash and Cash Equivalents	$ 96,941	$ 96,941
Total Current Assets	96,941	96,941

Property and equipment, net of accumualted
depreication	59,694	59,694

Other Assets
Trademark	10,650	10,650
Deposits	2,250	2,250
Prepaid Rent	2,250	2,250
Total Other Assets	15,150	15,150

Current Assets
Cash	$ -	-
Accounts Receivable	16,294	-
Total current assets	16,294	-

Property and Equipment
Automobiles	23,311	-
Furniture and Equipment	1,250	-
Leasehold Improvents	891	-
Less: Accumulated Depreciation	(2,486)
Total property and equipment	22,966	-

Other Assets
Intangible Assets	850
Deposits	5,250	-
Total other assets	6,100	-

TOTAL ASSETS	$ 45,360	$ -

LIABILITIES
Current Liabilities
Accounts Payable	$ 45,497	$ 138
Credit Card Payable	15,029
Bank Overdraft	5,961
Sales Tax Payable	54
Line of Credit	14,994
Accrued Interest	10,868
Shareholder Loan	244,397	4,038
Total Current Liabilities	336,800	4,176

Long Term Liabilities
Automobile Loan	21,738

TOTAL LIABILITIES	358,538	4,176

Common Stock, par value $.001 per share 20,704,427 and	35,157	20,704
35,157, 908 shares issued and outstanding at
December 31, 2007 and September 30, 2008 respectively

Paid in Capital	(35,157)	(20,704)
Retained Earnings(Deficit)	(313,178)	(4,176)

Total Stockholders' Equity	(313,178)	(4,176)

TOTAL LIABILITIES AND SHAREHOLDER EQUITY	$ 45,360	$ -

The accompanying notes are an integral part of the condensed consolidated financial statements.

5 of 25

FREEDOM ENVIRONMENTAL SERVICES, INC.
STATEMENT OF OPERATIONS
AND THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

	Three months		Nine months
	2008	2007	2008	2007
INCOME
Revenue	$ 110,552	-	$ 313,101	-

COST OF SALES
Wages	50,598	-	188,968	-
Materials	8,741	-	22,292	-
Disposal	4,861	-	11,265	-
Sub-Contractors	3,000	-	5,530	-
Equipment Rental	7,011	-	13,867	-
COST OF SALES	74,211	-	241,922	-

Gross Profit	36,341	-	71,179	-

SELLING GENERAL AND ADNINISTRATIVE EXPENSES
Wages	12,650	-	42,428	-
Payroll Processing Fees	667	-	2,146	-
License and Permit Fees	-	-	520	-
Insurance	13,720	-	48,093	-
Contributions	1,846		1,846
Commissions	-	-	9,690	-
Professional Fees	27,960	-	61,591	-
Rental Expense	-	-	21,447	-
Telephone and Computer Expense	3,422	-	15,245	-
Advertising and Promotion	5,094	-	16,748	-
Equipment and Automotive	22,579	-	95,560	-
Rent Expense	9,000	-	9,000	-
Office Expense	2,857	-	8,298	-
Depreciation	1,243	-	2,486	-
Bank Charges	490	-	3,021	-
Travel	-	-	2,162	-
Utilities	404	-	2,338	-
Taxes	2,094	-	19,303	-
Miscellaneous	617	-	5,782	-
Total Operating Expenses	104,643	-	367,704	-

NET LOSS BEFORE OTHER EXPENSES	(68,302)		$ (296,525)
OTHER EXPENSES
Other Income	-	-	227	-
Other Expense	-	-	(708)	-
Interest Expense	(1,294)	-	(11,996)	-
Total Other Income and Expenses	(1,294)	-	(12,477)
NET LOSS	(69,596)	-	$(309,002)

LOSS PER COMMON SHARE- BASIC AND DILUTED	$ (0.0031)		$ (0.0135)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-
BASIC AND DILUTED	21,909,841		21,909,841

The accompanying notes are an integral part of the condensed consolidated financial statements.

6 of 25

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT)
FROM INCEPTION (DECEMBER 27, 2007) TO SEPTEMBER 30, 2008

					Total
			Additional	Retained	Stockholders'
	Common Stock		Paid in Capital	Earnings(Deficit)	Equity (Deficit)
Balance December 27, 2007	20,704,427	$ 20,704	$ (20,704)		-

Net Loss December 31, 2007				(4,176)	(4,176)

Balances, December 31, 2007	20,704,427	20,704	(20,704)	(4,176)	$ (4,176)

Issuance of common stock
for reverse merger	14,453,481	14,453	(14,453)

Net Loss	-			(309,002)	(309,002)

Balances, September 30, 2008	35,157,908	$ 35,157	$ (35,157)	(313,178)	$ (313,178)

7 of 25

FREEDOM ENVIRONMENTAL SERVICES, INC.
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007

CASH FLOWS FROM OPERATING ACTIVITIES	September 30, 2008	September 30, 2007
Net Income (Loss)	$ (309,002)	-
Adjustments to reconcile net loss to cash provided (used)
by operating activities:
Depreciation and amortization	1,243	-

(Increase) decrease of assets:
Accounts Receivable	(16,294)	-
Intangible Assets	(850)
Deposits	(5,250)	-
(Decrease) increase in liabilities:
Accounts Payable	45,359	-
Accrued Interest	10,868	-
Automobile Loan	21,738	-
Bank Overdraft	5,961
Sales Tax Payable	54
Credit Card Payable	15,029	-
NET CASH FLOWS FROM OPERATING ACTIVITIES	(231,144)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(24,209)	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	(24,209)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from Shareholder	240,359	-
Proceeds from Line of Credit	14,994	-
NET CASH FLOWS FROM FINANCING ACTIVITIES	255,353	-

NET INCREASE IN CASH	-	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ -	-

SUPPLEMENTAL DISCLOSURES
Interest Paid	$ 11,996	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

8 of 25

FREEDOM ENVIRONMENTAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

Note 1 – General Organization and Business

Freedom Environmental Services, Inc. (“Company”) was incorporated under the laws of the State of Delaware on October 6, 1978 as United States Aircraft Corp and has
undergone numerous name changes, the most recent being on June 11, 2008 when the
Company amended its certificate of incorporation in order that it may change its name from BMXP Holdings, Inc. to Freedom Environmental Services, Inc.

Freedom Environmental Services, Inc., formerly known as BMXP Holdings, Inc. from August 2006 to June 2008 ("the Company"), a Delaware corporation, was formerly organized as Neo-vision Corp during the years 2001-2002 and subsequently was Storage Suites America, Inc. from November 2002 to December 2004 and Bio-Matrix Scientific Group, Inc. from December 2004 to August 2006.

On June 24, 2008 the Company acquired 100% of the membership interests in Freedom
Environmental Services, LLC (“FELC”), a Florida Limited Liability Company, for
consideration consisting of 20,704,427 shares of the common stock of the Company.
As a result of this transaction, the former members of FELC hold approximately 59% of the voting capital stock of the Company immediately after the transaction and the composition of the senior management of the Company became the senior management of FELC. For financial accounting purposes, this acquisition was a reverse acquisition of the Company by FELC under the purchase method of accounting, and was treated as a recapitalization with FELC as the acquirer in accordance with Paragraph 17 of SFAS
141. Accordingly, the historical financial statements presented are those of FELC.

The Company, through its wholly owned subsidiary FELC, is in the business of providing Wastewater and Storm-water System Management, Grease and Organics
Collection and Disposition and Commercial Plumbing and Water System Management to
commercial customers and wastewater management services to residential customers.
The Company also intends to develop and produce fuels and natural bio-organic products
(such as fertilizer) derived from waste and by-products

The Company’s plans in this area consist of attempting to develop Vertical Organic
Collection System platforms within regional and super-regional metropolitan areas by acquiring market leading operators as platforms and utilizing this business model in building regional facilities to produce high grade fuel and bio-organic nutrient products converted from commercial, industrial and residential waste products in the southeast and nationwide. There can be no assurance given that such leading operators will be acquired.

9 of 25

FREEDOM ENVIRONMENTAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

On June 24, 2008 the Company purchased 100% of the membership interests in FELC or consideration consisting of 20,704,427 newly issued shares of common stock representing 59.20% of the issued and outstanding share capital of the Company. On June 24, 2008 the former management and directors of the company resigned and the former members of FELC were appointed as follows:

Michael S. Borish was named Chairman of the Board of Directors and was appointed Chief Executive Officer.

Edmund F. Curtis joined the Board of Directors and was appointed President and Chief Operating Officer of the Company.

John Holwell joined the Board of Directors and was appointed Vice President of the Company.

COMMON STOCK OUTSTANDING

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2008:

* Preferred stock, $ 0.001 par value; 75,000,000 shares authorized: -0- shares issued and outstanding.

    * Common stock, $ 0.001 par value; 100,000,000 shares authorized: 35,157,908 shares issued and outstanding

Note 2 – Summary of Significant Accounting Policies and Practices

Basis of Accounting

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America.  Revenues and expenses are reported on the accrual basis, which means that income is recognized as it is earned and expenses are recognized as they are incurred.

Use of Estimates

The Company’s significant estimates includes allowance for doubtful accounts and accrued expenses. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues

10 of 25

FREEDOM ENVIRONMENTAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

and expenses during the reporting period. While the Company believes that such estimates are fair when considered in conjunction with the financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

Cash and Cash Equivalents

Cash and cash equivalents include all interest-bearing deposits or investments with original maturities of three months or less.

CONCENTRATION OF CREDIT RISK

Financial   instruments   that   potentially   subject   the   Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution, of which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $100,000 on account balances. The company has not experienced any losses in such accounts.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, debenture and loans payable approximate their fair market value based on the short-term maturity of these instruments.

Accounts Receivable

The Company extends credit to its customers in the normal course of business. Further, the Company regularly reviews outstanding receivables, and provides estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company also performs ongoing credit evaluations of customers’ financial condition. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations.

11 of 25

FREEDOM ENVIRONMENTAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Machinery and equipment are depreciated over 10 years. Furniture and fixtures are depreciated over 10 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. The Company performs ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repairs are expensed as incurred.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Other Intangible Assets

Acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the Company’s intent to do so.

Revenue Recognition

In accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104, “Revenue Recognition”, and related interpretations, revenue is recognized when the services have been rendered and are billable.

12 of 25

FREEDOM ENVIRONMENTAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

Advertising Expense

     The Company follows the provisions of Statement of Position (SOP) 93-7, “Reporting on Advertising Costs,” in accounting for advertising costs.  Advertising costs are charged to expense as incurred and are included in sales and marketing expenses in the accompanying financial statements.

Income taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".  Under this method,  deferred income tax assets and liabilities are determined based on differences  between the financial reporting and tax bases of assets and  liabilities  and are measured using the enacted tax rates and laws  that will be in effect  when the  differences  are  expected  to reverse.

Had income taxes been determined based on an effective tax rate of 37.6% consistent with the method of SFAS 109, the Company's net losses for all periods presented would not materially change.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants at June 30, 2008 and 2007 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

 FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash, accounts payable and accrued expenses, and debt.  The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.  The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current  market  exchange or from future earnings or cash flows.

13 of 25

FREEDOM ENVIRONMENTAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123R, "Accounting for Stock-Based Compensation". This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service.

In addition, a public entity is required to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value. The fair value of that award has been remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.

NON-EMPLOYEE STOCK BASED COMPENSATION

The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

COMMON STOCK PURCHASE WARRANTS

The Company accounts for common stock purchase warrants in accordance with the provisions of Emerging Issues Tack Force Issue (“EITF”) issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).  Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement).  The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

  Recent Accounting Pronouncements

In December 2007, the FASB issued FAS No. 141(R) “Applying the Acquisition Method”, which is effective for fiscal years beginning after December 15, 2008.  This statement retains the fundamental requirements in FAS 141 that the acquisition method be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141(R)

14 of 25

FREEDOM ENVIRONMENTAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

broadens the scope of FAS 141 by requiring application of the purchase method of accounting to transactions in which one entity establishes control over another entity without necessarily transferring consideration, even if the acquirer has not acquired 100% of its target.  Among other changes, FAS 141(R) applies the concept of fair value and “more likely than not” criteria to accounting for contingent consideration, and preacquisition contingencies.  As a result of implementing the new standard, since transaction costs would not be an element of fair value of the target, they will not be considered part of the fair value of the acquirer’s interest and will be expensed as incurred.

In December 2007, the FASB also issued FAS No. 160, “Accounting for Noncontrolling Interests”, which is effective for fiscal years beginning after December 15, 2008.  This statement clarifies the classification of noncontrolling interests in the consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and the holders of non-controlling interests.  The Company does not expect that the adoption of this standard will have a significant impact on its financial condition, results or operations, cash flows or disclosures.

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment  . The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, we began calculating the expected option term based on our historical option exercise data. This change did not have a significant impact on the compensation expense recognized for stock options granted in 2008.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirement for FASB Statement No. 133, "Derivative Instruments and Hedging Activities" ("SFAS No. 133"). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009.

 In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized

15 of 25

FREEDOM ENVIRONMENTAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not determined the impact on its financial statements of this accounting standard.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In May, 2008 the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting APB 14-1 on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Reclassifications

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

16 of 25

FREEDOM ENVIRONMENTAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

Note 3 – Line of Credit

The Company has a line of credit with Royal Bank of Canada. The line is for one year and carries an interest rate of LIBOR +3%.

Note 4 –Loans from Shareholders

Loans from shareholders are unsecured, non-interest bearing advances, which are anticipated to be repaid within the current year. As such they are disclosed as a current asset. These loans were issued as due and payable upon three days demand from the shareholder and bear simple interest at the rate of 15% per annum from the date each advance is made until paid in full and that the company  may prepay any advance in whole or in part without penalty and may, at its option, have such prepayment applied to principal or interest.

Subsequent to September 30, 2008, $244,397 of shareholder loans was amended on August 13, 2008 to require payment of principal no later than December 31, 2009.

Note 5 – Income taxes

As of September 30, 2008, the Company had not filed a tax return for the current year. As such the Company has not established any U.S. federal and state net operating loss carryforwards available to offset future taxable income. Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at September 30, 2008.

Note 6 – Commitment and Contingencies

On January 1, 2008, FELC entered into an agreement to lease a 6,000 square foot facility and seventy feet of additional land at a rate of $3700 per month. The lease is for a period of one year commencing on January 1, 2008 and expiring on December 31, 2008. The lease contains a renewal option enabling the Company to renew the lease for an additional year upon terms and conditions acceptable to the owner. Pursuant to the lease,
FELC is responsible for the payment of all property taxes maintenance and repair charges during the term of the lease.

17 of 25

FREEDOM ENVIRONMENTAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

On February 26, 2008, FELC financed $23,311 to purchase of a 2008 Ford F-150 motor vehicle. The loan bears no interest and is payable in  60 monthly installments of $388.52

Note 7– Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $313,178 and a working capital deficit of $320,506 at September 30, 2008.  While the Company is continuing to increase sales, other sources of revenue will be necessary for the current year.  In order to raise funds, the Company has continued to raise funds through private placements with third parties.  Management may attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue.

18 of 25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements. The following discussions should be read in conjunction with our financial statements and the notes thereto presented in “Item 1 – Financial Statements”.

General Overview

We were incorporated in the State of Delaware October 6, 1978 as United States Aircraft Corp and have undergone numerous name changes, the most recent being on June 11, 2008 when we amended our certificate of incorporation in order that we may change our name from BMXP Holdings, Inc. to Freedom Environmental Services, Inc.

On December 6, 2004, we acquired Bio-Matrix Scientific, Inc. (Bio), a Delaware corporation, and changed our name to Bio-Matrix Scientific Group, Inc.  This transaction has been accounted for as a recapitalization or reverse merger whereby Bio would be considered the accounting acquirer, and the accounting history of the acquirer would be carried forward as the history for us and no goodwill would be recorded.

19 of 25

On July 3, 2006 we exchanged 100% of the of the share capital of our wholly owned subsidiary, Bio-Matrix Scientific Group, Inc., a Nevada corporation (“BMSG”) engaged in the business of stem cell banking and the development of medical devices, for 10,000,000 common shares in Tasco International Holdings, Inc, a Delaware corporation which was subsequently renamed Bio-Matrix Scientific Group, Inc. (“BMSN”)

On May 23, 2007 we transferred ownership of  11,462,570 common shares of BMSN (including  1,462,570 of the common shares of BMSN issued to us in full satisfaction of the amount then owed to us of $1,191,619)  to the BMXP Holdings, Inc. Shareholders Business Trust  (the “BMXP Trust”)  for benefit of our shareholders of record as of May 23, 2007.

From May 23, 2007 to June 24, 2008 we were a “shell company” as that term is defined in Rule 405 promulgated under the Securities Act of 1933, as amended.

On June 24, 2008 we acquired 100% of the membership interests in Freedom Environmental Services, LLC (“FELC”), a Florida Limited Liability Company, for consideration consisting of 20,704,427 shares of our common stock of the Issuer.

As a result of this transaction, the former members of FELC held approximately 59% of our voting capital stock immediately after the transaction and the composition of our senior management became the senior management of FELC.  For financial accounting purposes, this acquisition was a reverse acquisition of the Issuer by FELC under the purchase method of accounting, and was treated as a recapitalization with FELC as the acquirer in accordance with Paragraph 17 of SFAS 141.

Through FELC we provide Wastewater and Storm-water System Management, Grease and Organics Collection and Disposition, and Commercial Plumbing and Water System Management to the commercial, industrial, and municipal markets throughout Central Florida as well as septic system maintenance and repair to the residential market throughout Central Florida.

Wastewater and Storm-water System Management includes providing services to the commercial and municipal sector such as the installation and repair of the components of waste collection and disposition, potable water and exterior drainage systems.

Grease and Organics Collection and Disposition include the collection and disposal of grease waste from commercial restaurants and hotels as well as raw sewerage from septic tanks, both residential and commercial.

Commercial Plumbing services include pump systems installation, repairs and maintenance and general activities related to the profession of plumbing.

Labor required to provide these services is made available either through existing employees or by subcontractors depending on the demands of the project and availability of resources.
20 of 25

We also intend to develop and produce fuels and natural bio-organic products (such as fertilizer) derived from waste and by-products.

Our plans in this area consist of attempting to develop a series of Vertical Organic Collection System platforms within regional and super-regional metropolitan areas by acquiring market leading operators as platforms and utilizing this business model in building regional facilities to produce high grade fuel and bio-organic nutrient products converted from commercial, industrial and residential waste products in the southeast and nationwide (“Biofuel”).

A Vertical Organic Collection System platform would be defined by us as a business enterprise which would control each step in the production of Biofuel.

It is anticipated that this enterprise would:

(a)           Collect  raw waste (grease and septage) from customers which would constitute the raw material of Biofuel
(b)           Transport the raw materials to a processing facility controlled by the enterprise where waste convertible into Biofuel (“Feedstock”) would be separated from unusable waste which would be disposed of in an appropriate manner.
(c)           Convert the feedstock into Biofuel

It is our belief that, by controlling each step of the Biofuel production process, we will be able to compete effectively due to economies of scale.

Our current strategy to enter the field of Biofuel production is contingent upon the acquisition of entities possessing the resources which would enable us to control each step of the Biofuel production process. As of the date of this document, we are not party to any agreement with any entity which may possess or entities which collectively may possess these resources and can provide no assurance as to when or if we  may acquire any such entity or entities.

Critical Accounting Policies

The accounting policies of the Company are in accordance with generally accepted accounting principles of the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Common stock transactions for services are recorded at either the fair value of the stock issued or the fair value of the services rendered, whichever is more evident on the day that the transactions are executed.
21 of 25

Revenue transactions are derived from providing informational and referral services; we have no plans to enter into any other revenue transaction in the near future. We recognize revenue related to these services upon rendering the services, as long as (1) there is persuasive evidence of an arrangement, (2) the sales price is fixed or determinable, and (3) collection of the related receivable is reasonably assured. Any payments received prior to delivery of the products or services are included in deferred revenue and recognized once the products are delivered or the services are performed.

Research and development costs are charged to operations when incurred and are included in operating expenses.

Results of Operations

As of September 30, 2008 and for the nine months ended September 30, 2008 and 2007

We had revenue of $110,552 during the three months ended September 30, 2008 as compared to no revenue for the comparable period in 2007.  We had revenue of $313,101 during the nine months ended September 30, 2008 as compared to no revenue for the comparable period in 2007.  This is due to the fact that the company started operations December 27, 2007.

Our cost of goods sold for the three months ended September 30, 2008 was $74,211 as compared to $0 for the same period ended 2007.  Our cost of goods sold for the nine months ended September 30, 2008 was $241,922 as compared to $0 for the same period ended 2007.  The increase in cost of goods sold is due to the company starting operations December 27, 2007.

Gross margins for the nine months ended September 30, 2008 was 22% compared to 33% for the three months ended September 30, 2008.  The decrease in gross margin is due to decreses in materials, disposal and equipment rental expenses.

Selling, general and administrative expenses were $104,643 for the three months ended September 30, 2008 as compared to $0 for the same period in 2007.  This is due to the fact that the company started operations December 27, 2007.

Our net loss for the six months ended September 30, 2008 was $68,302 as compared to $0 during the same period in 2007.  The loss primarily reflects the costs associated with starting up our business.

Liquidity and Capital Resources

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern.  For the three months ended September 30, 2008 and the period since December 27, 2007 (date of inception) through September 30, 2008, the Company has had a net loss of $69,596 and $309,002, respectively and cash used by operations of $231,144, and working capital of $0 at September 30, 2008.

As of September 30, 2008, the Company has not emerged from the development stage.  In view of these matters, recoverability of recorded asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin significant operations and to achieve a level of profitability.  Since inception, the Company has financed its activitiesprincipally from shareholder advances.  The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities, debt financing and loans from the Company’s Chief Executive Officer, until such time that funds provided by operations are sufficient to fund working capital requirements.  There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.
22 of 25

Unpredictability of future revenues; Potential fluctuations in quarterly operating results; Seasonality

As a result of our limited operating history and the emerging nature of the markets in which we compete, we are unable to accurately forecast future revenues.  Our current and future expense levels are based largely on our investment plans and future revenues and are to a large extent fixed and expected to increase.

Sales and operating results generally depend on a number of factors which are difficult to forecast. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.  Accordingly, any significant shortfall in revenues in relation to our planned expenditures would have an immediate adverse effect on our business, prospects, financial condition and results of operations.  Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions which could have a material adverse effect on our business, prospects, financial condition and results of operations.

We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside our control.

Off-Balance Sheet Arrangements

The Company is not currently engaged in any off-balance sheet arrangements, as defined by Item 303(c) (2) of Regulation S-B.  The Company has not engaged in any off-balance sheet arrangement during the last fiscal year, and is not reasonably likely to engage in any off-balance sheet arrangement in the near future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

The Company’s President and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the three months ending September 30, 2008 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the President and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s President and Chief Financial Officer does not relate to reporting periods after September 30, 2008.
23 of 25

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, under the supervision of the Company’s President and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2008 under the criteria set forth in the Internal Control-Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that material weaknesses exist due to the lack of an independent Audit Committee, as well as a lack of segregation of duties, resulting from the Company’s limited resources.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report on Form 10-Q.
24 of 25

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
None.

Item 5. Other Information.
None.

Item 6. Exhibits.

(a)	Exhibit Index. The following exhibits are filed with or incorporated by reference into this quarterly report:

31.1	Chief Executive Officer certification pursuant to Section 202 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer certification pursuant to Section 202 of the Sarbanes-Oxley Act of 2002.
       32.           Chief Executive Officer/Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350

          (b)           The Company’s Form 10/A filed with the Securities Exchange Commission on or about

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2008

By:          /s/ Michael S.Borish
Name:      Michael S. Borish
Title:       Chairman, CEO and Acting CFO

25 of 25