Form 10-Q/A
period 2008-09-30
Freedom Environmental Services, Inc.
filed 2008-11-21
CIK 1443818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 000-53388

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
5036 Dr. Phillips Blvd. #306
Orlando, Florida 32819
(Address of principal executive offices)(Zip Code)

(407) 658-6100
(Registrant’s telephone number, including area code)

7395 Hoffner Avenue
Orlando, Florida 32822
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
☐ Yes ☑ No

The registrant had outstanding 35,158,093 shares of Common Stock, par value $0.001, as of November 20, 2008.

1 of 26

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “seeks”, “will” and variations of such words and similar expressions are intended to identify forward-looking statements.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things, our capital needs, the competitiveness of the business in our industry, our strategies, our ability to attract and retain qualified officers and directors, demand for the services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, our clients’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, our ability to successfully defend the Company, its subsidiaries, and its officers and directors on the merits of any lawsuit or determine its potential liability, if any, and other factors.

Although we believe that these statements are based upon reasonable assumptions, we cannot guarantee future results and readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of this filing. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. The Company undertakes no obligation to update or revise forward-looking statements

All references to “we”, “us”, “our”, or “FESI” in this Quarterly Report on Form 10-Q mean Freedom Environmental Services, Inc., its subsidiaries and affiliates.

2 of 26

FREEDOM ENVIRONMENTAL SERVICES, INC.

Table of Contents

Part I – Financial Information		4

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited)	5

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2008 (unaudited)	6

	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the period from December 27, 2007 (Date of Inception) through September 30, 2008 (unaudited)	7

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited)	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4T.	Controls and Procedures	23

Part II – Other Information		25

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		25

3 of 26

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and six month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

4 of 26

FREEDOM ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARY
COSOLIDATED BALANCE SHEET
September 30,2008
(unaudited)
ASSETS

Current Assets
Cash	$ -
Accounts Receivable	38,267
Total current assets	38,267

Property and Equipment
Automobiles	23,311
Furniture and Equipment	1,250
Leasehold Improvents	891
Less: Accumulated Depreciation	(2,124)
Total property and equipment	23,328

Other Assets
Intangible Assets	850
Deposits	5,250
Total other assets	6,100

TOTAL ASSETS	$ 67,695

LIABILITIES
Current Liabilities
Accounts Payable	$ 45,775
Credit Card Payable	15,655
Line of Credit	14,995
Accrued Interest	16,186
Bank Overdraft	5,706
Shareholder Loan	290,346

Total Current Liabilities	388,663
Long Term Liabilities
Automobile Loan	21,349
TOTAL LIABILITIES	410,012

Common Stock, par value $.001 per share	35,157
35,157, 908 shares issued and outstanding at
September 30, 2008

Paid in Capital	(35,157)
Retained Earnings(Deficit)	(342,317)

Total Stockholders' Equity	(342,317)

TOTAL LIABILITIES AND SHAREHOLDER EQUITY	$ 67,695

The accompanying Notes are an integral part of these Financial Statements.

5 of 26

FREEDOM ENVIRONMENTAL SERVICES AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED
SEPTEMBER 30 2008
	3 Months ended	9 Months Ended

	September 30, 2008	September 30, 2008
INCOME
Revenue	$ 84,687	$ 287,236

COST OF SALES
Wages	32,010	170,380
Materials	8,366	21,917
Disposal	5,138	11,542
Sub-Contractors		2,530
Equipment Rental	7,351	14,207
COST OF SALES	52,865	220,576

Gross Profit	31,822	66,660

SELLING GENERAL AND ADNINISTRATIVE EXPENSES
Wages	26,000	55,778
Payroll Processing Fees	666	2,145
License and Permit Fees	-	520
Insurance	13,720	48,093
Commissions	3,000	12,690
Professional Fees	27,960	61,591
Rental Expense	9,000	30,447
Telephone and Computer Expense	3,422	15,245
Advertising and Promotion	5,094	16,748
Equipment and Automotive	21,494	94,475
Office Expense	1,467	6,908
Depreciation	881	2,124

Bank Charges	491	3,022
Travel	-	2,162
Utilities	404	2,338
Taxes	7,331	24,540
Miscellaneous	4,430	9,595
Total Operating Expenses	125,360	388,421

NET LOSS BEFORE OTHER EXPENSES	$ (93,538)	$ (321,761)
OTHER EXPENSES
Other Income	1,414	1,641
Other Expense	-	(708)
Interest Expense	(6,611)	(17,313)
Total Other Income and Expenses	(5,197)	(16,380)
NET LOSS	$ (98,735)	$ (338,141)

LOSS PER COMMON SHARE- BASIC AND DILUTED	$ (0.0020)	$ (0.0130)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-
BASIC AND DILUTED	35,157,908	25,892,856

The accompanying Notes are an integral part of these Financial Statements.

6 of 26

FREEDOM ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT)
FROM INCEPTION (DECEMBER 27, 2007) TO September 30, 2008
	(Unaudited)
						Total
				Additional	Retained	Stockholders'
		Common Stock		Paid in Capital	Earnings(Deficit)	Equity (Deficit)
Balance December 27, 2007	20,704,427	$20,704	$	$ (20,704)		-

Net Loss December 31, 2007					(4,176)	(4,176)

Balances, December 31, 2007	20,704,427	20,704		(20,704)	(4,176)	(4,176)

Issuance of common stock
for reverse merger	14,453,481	14,453		(14,453)

Net Loss	-				(239,406)	(239,406)

Balances, June 30, 2008	35,157,908	35,157		(35,157)	(243,582)	(243,582)
Net Loss					(98,735)
Balances, September 30, 2008		$35,157		$(35,157)	(342,317)	$(342,317)

The accompanying Notes are an integral part of these Financial Statements.

7 of 26

FREEDOM ENVIRONMENTAL SERVICES, INC.AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS AND NINE MONTHS ENDED September 30, 2008

Three Months Ended		Nine Months Ended
	September 30,2008	September 30, 2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (98,735)	$ (338,141)
Adjustments to reconcile net loss to cash provided (used)
by operating activities:
Depreciation and amortization	881	2,124
		-

(Increase) decrease of assets:
Accounts Receivable	8,862	(38,267)
Intangible Assets		(850)
Deposits		(5,250)
(Decrease) increase in liabilities:
Accounts Payable	7870	45,637
Bank Overdraft	893	5,706
Accrued Interest	6360	16,186
Automobile Loan	(389)	21,349
Credit Card Payable	215	15,655
NET CASH FLOWS FROM OPERATING ACTIVITIES	(74,043)	(275,851)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(25,452)
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	(25,452)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from Shareholder	74,144	286,308
Proceeds from Line of Credit	(101)	14,995
NET CASH FLOWS FROM FINANCING ACTIVITIES	74,043	301,303

NET INCREASE IN CASH	0	0

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	0	0

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ -	$ -

SUPPLEMENTAL DISCLOSURES
Interest Paid	$ 251	$ 1,128.00
Taxes Paid	$ 7,331	$ 24,540.00

The accompanying Notes are an integral part of these Financial Statements.

8 of 26

FREEDOM ENVIRONMENTAL SERVICES, INC.
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

9 of 26

FREEDOM ENVIRONMENTAL SERVICES, INC.
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

10 of 26

FREEDOM ENVIRONMENTAL SERVICES, INC.
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

CONCENTRATION OF CREDIT RISK

Financial   instruments   that   potentially   subject   the   Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution, of which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. The company has not experienced any losses in such accounts.

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

11 of 26

FREEDOM ENVIRONMENTAL SERVICES, INC.
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

12 of 26

\
FREEDOM ENVIRONMENTAL SERVICES, INC.
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

13 of 26

FREEDOM ENVIRONMENTAL SERVICES, INC.
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

  Recent Accounting Pronouncements

In December 2007, the FASB issued FAS No. 141(R) “Applying the Acquisition Method”, which is effective for fiscal years beginning after December 15, 2008.  This statement retains the fundamental requirements in FAS 141 that the acquisition method be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141(R) broadens the scope of FAS 141 by requiring application of the purchase method of accounting to transactions in which one entity

14 of 26

FREEDOM ENVIRONMENTAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

establishes control over another entity without necessarily transferring consideration, even if the acquirer has not acquired 100% of its target.  Among other changes, FAS 141(R) applies the concept of fair value and “more likely than not” criteria to accounting for contingent consideration, and preacquisition contingencies.  As a result of implementing the new standard, since transaction costs would not be an element of fair value of the target, they will not be considered part of the fair value of the acquirer’s interest and will be expensed as incurred.

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

15 of 26

FREEDOM ENVIRONMENTAL SERVICES, INC.
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

16 of 26

FREEDOM ENVIRONMENTAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

Note 4 –Loans from Shareholders

Loans from shareholders are unsecured, non-interest bearing advances, which are anticipated to be repaid within the current year. As such they are disclosed as a current asset.  $5074 of these loans are due and payable upon three days demand from the shareholder and bear simple interest at the rate of 15% per annum from the date each advance is made until paid in full and that the company  may prepay any advance in whole or in part without penalty and may, at its option, have such prepayment applied to principal or interest. $285,272  of these loans require payment of principal no later than December 31, 2009 and bear simple interest at the rate of 15% per annum from the date each advance is made until paid in full and that the company  may prepay any advance in whole or in part without penalty and may, at its option, have such prepayment applied to principal or interest.

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

17 of 26

FREEDOM ENVIRONMENTAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

On February 26, 2008, FELC financed $23,311 to purchase of a 2008 Ford F-150 motor vehicle. The loan bears no interest and is payable in  60 monthly installments of $388.52

Note 7– Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $342,317  and a working capital deficit of $350,396  at September 30, 2008.  While the Company is continuing to increase sales, other sources of revenue will be necessary for the current year.  In order to raise funds, the Company has continued to raise funds through private placements with third parties.  Management may attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue.

18 of 26

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

19 of 26

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

20 of 26

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

21 of 26

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

Results of Operations

As of September 30, 2008 and for the nine months ended September 30, 2008 and 2007

We had revenue of $84,687 during the three months ended September 30, 2008 as compared to no revenue for the comparable period in 2007.  We had revenue of $287,236 during the nine months ended September 30, 2008 as compared to no revenue for the comparable period in 2007.  This is due to the fact that the company started operations December 27, 2007.

Our cost of goods sold for the three months ended September 30, 2008 was $52,865 as compared to $0 for the same period ended 2007.  Our cost of goods sold for the nine months ended September 30, 2008 was $220,576 as compared to $0 for the same period ended 2007.  The increase in cost of goods sold is due to the company starting operations December 27, 2007.

Gross margins for the nine months ended September 30, 2008 was 23% compared to 37% for the three months ended September 30, 2008.  The increase in gross margin is primarily due to relative decreases in the cost of wages.

Selling, general and administrative expenses were $125,360 for the three months ended September 30, 2008 as compared to $0 for the same period in 2007.  Selling, general and administrative expenses were $388,421 for the nine months ended September 30, 2008 as compared to $0 for the same period in 2007.  This is due to the fact that the company started operations December 27, 2007.

Our net loss for the three months ended September 30, 2008 was $98,735 as compared to $0 during the same period in 2007.  Our net loss for the nine months ended September 30, 2008 was $338,141 as compared to $0 for the same period in 2007.  The loss primarily reflects the costs associated with starting up our business.

Liquidity and Capital Resources

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern.  For the three months ended September 30, 2008 and the period since December 27, 2007 (date of inception) through September 30, 2008, the Company has had a net loss of $98,735 and $338,141 respectively, and cash used by operations of $74,043 and $275,851 respectively, and working capital of $0 at September 30, 2008.

Since inception, the Company has financed its activities principally from shareholder advances.  The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities, debt financing and loans from the Company’s Chief Executive Officer, until such time that funds provided by operations are sufficient to fund working capital requirements.  There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

22 of 26

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

23 of 26

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

24 of 26

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
None.

Item 5. Other Information.
None.

Item 6. Exhibits.

(a)	Exhibit Index. The following exhibits are filed with or incorporated by reference into this quarterly report:

31.1	Chief Executive Officer certification pursuant to Section 202 of the Sarbanes-Oxley Act of 2002.
31.2 32.	Chief Financial Officer certification pursuant to Section 202 of the Sarbanes-Oxley Act of 2002. Chief Executive Officer/Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 20, 2008
By:           /s/ Michael S.Borish
Name:      Michael S. Borish
Title:        Chairman, CEO and Acting CFO

25 of 26

November 20, 2008

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have reviewed the accompanying balance sheet of Freedom Environmental, Inc. as of September 30, 2008, and the related statements of income, stockholders’ equity and and cash flows for the three-month and nine-month periods ended September 30, 2008. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Kramer, Weisman and Associates, LLP
Kramer, Weisman and Associates, LLP

26 of 26