Form 10-Q/A
period 2008-09-30
Freedom Environmental Services, Inc.
filed 2008-12-17
CIK 1443818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No: 2
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

2 of 25

FREEDOM ENVIRONMENTAL SERVICES, INC.

Table of Contents

Part I – Financial Information		4

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited)	5

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2008 (unaudited)	6

	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the period from December 27, 2007 (Date of Inception) through September 30, 2008 (unaudited)	7

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited)	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4T.	Controls and Procedures	23

Part II – Other Information		24

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

Signatures		25

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

4 of 25

FREEDOM ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(Restated)
September 30,2008
(unaudited)
ASSETS

Current Assets
Cash	$-
Accounts Receivable	38,267
Total current assets	38,267

Property and Equipment
Automobiles	23,311
Furniture and Equipment	1,250
Leasehold Improvents	891
Less: Accumulated Depreciation	(2,124)
Total property and equipment	23,328

Other Assets
Intangible Assets	850
Deposits	5,250
Total other assets	6,100

TOTAL ASSETS	$67,695

LIABILITIES
Current Liabilities
Accounts Payable	$45,775
Credit Card Payable	15,655
Line of Credit	14,995
Accrued Interest	16,186
Bank Overdraft	5,706
Shareholder Loan	290,346

Total Current Liabilities	388,663
Long Term Liabilities
Automobile Loan	21,349
TOTAL LIABILITIES	410,012

Common Stock, par value $.001 per share	35,157
35,157, 908 shares issued and outstanding at
September 30, 2008

Paid in Capital	(35,157)
Retained Earnings(Deficit)	(342,317)

Total Stockholders' Equity	(342,317)

TOTAL LIABILITIES AND SHAREHOLDER EQUITY	$67,695

The accompanying Notes are an integral part of these Financial Statements.

5 of 25

FREEDOM ENVIRONMENTAL SERVICES AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED
SEPTEMBER 30 2008
	(Restated)	(Restated)
	3 Months ended	9 Months Ended

	September 30, 2008	September 30, 2008
INCOME
Revenue	$84,687	$287,236

COST OF SALES
Wages	32,010	170,380
Materials	8,366	21,917
Disposal	5,138	11,542
Sub-Contractors		2,530
Equipment Rental	7,351	14,207
COST OF SALES	52,865	220,576

Gross Profit	31,822	66,660

SELLING GENERAL AND ADNINISTRATIVE EXPENSES
Wages	26,000	55,778
Payroll Processing Fees	666	2,145
License and Permit Fees	-	520
Insurance	13,720	48,093
Commissions	3,000	12,690
Professional Fees	27,960	61,591
Rental Expense	9,000	30,447
Telephone and Computer Expense	3,422	15,245
Advertising and Promotion	5,094	16,748
Equipment and Automotive	21,494	94,475
Office Expense	1,467	6,908
Depreciation	881	2,124

Bank Charges	491	3,022
Travel	-	2,162
Utilities	404	2,338
Taxes	7,331	24,540
Miscellaneous	4,430	9,595
Total Operating Expenses	125,360	388,421

NET LOSS BEFORE OTHER EXPENSES	$(93,538)	$(321,761)
OTHER EXPENSES
Other Income	1,414	1,641
Other Expense	-	(708)
Interest Expense	(6,611)	(17,313)
Total Other Income and Expenses	(5,197)	(16,380)
NET LOSS	$(98,735)	$(338,141)

LOSS PER COMMON SHARE- BASIC AND DILUTED	$(0.0020)	$(0.0130)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-
BASIC AND DILUTED	35,157,908	25,892,856

The accompanying Notes are an integral part of these Financial Statements.

6 of 25

FREEDOM ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT)
FROM INCEPTION (DECEMBER 27, 2007) TO September 30, 2008
(Restated)
(Unaudited)
	Common Stock		Additional Paid in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity (Deficit)
Balance December 27, 2007	20,704,427	$20,704	$(20,704)		-

Net Loss December 31, 2007				(4,176)	(4,176)

Balances, December 31, 2007	20,704,427	20,704	(20,704)	(4,176)	(4,176)

Issuance of common stock
for reverse merger	14,453,481	14,453	(14,453)

Net Loss	-			(239,406)	(239,406)

Balances, June 30, 2008	35,157,908	35,157	(35,157)	(243,582)	(243,582)
Net Loss				(98,735)
Balances, September 30, 2008		$35,157	$(35,157)	(342,317)	$(342,317)

The accompanying Notes are an integral part of these Financial Statements.

7 of 25

FREEDOM ENVIRONMENTAL SERVICES, INC.AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS AND NINE MONTHS ENDED September 30, 2008
(Restated)

	Three Months Ended	Nine Months Ended
	September 30,2008	September 30, 2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(98,735)	$(338,141)
Adjustments to reconcile net loss to cash provided (used)
by operating activities:
Depreciation and amortization	881	2,124
		-

(Increase) decrease of assets:
Accounts Receivable	8,862	(38,267)
Intangible Assets		(850)
Deposits		(5,250)
(Decrease) increase in liabilities:
Accounts Payable	7870	45,637
Bank Overdraft	893	5,706
Accrued Interest	6360	16,186
Automobile Loan	(389)	21,349
Credit Card Payable	215	15,655
NET CASH FLOWS FROM OPERATING ACTIVITIES	(74,043)	(275,851)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(25,452)
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	(25,452)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from Shareholder	74,144	286,308
Proceeds from Line of Credit	(101)	14,995
NET CASH FLOWS FROM FINANCING ACTIVITIES	74,043	301,303

NET INCREASE IN CASH	0	0

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	0	0

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES
Interest Paid	$251	$1,128.00
Taxes Paid	$7,331	$24,540.00

The accompanying Notes are an integral part of these Financial Statements.

8 of 25

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

14 of 25

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

In May, 2008 the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). ” APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting APB 14-1 on its consolidated financial statements.

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

16 of 25

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

Note 8-Restatement

 On November 19, 2008, the Board of Directors of  the “Company concluded that the financial statements contained in the Company’s Form 10-Q dated November 14, 2008 (the “ Original Form 10-Q”) for the quarterly period ended September 30, 2008 should no longer be relied upon and must be restated.

Based on additional review, subsequent to the filing date of the Original Form 10-Q, it was determined that numerous errors were contained within the financial statements. It was determined that these numerous errors occurred due to a combination of technical problems relating to the Company’s accounting software and  a change in persons responsible for posting to and  maintaining  the Books of Original Entry.

The Board of Directors reached its conclusion after discussions with the Company’s independent registered public accounting firm, which agreed with the Board’s conclusion.

18 of 25

Below in tabular format are line items as originally reported and as restated.

	As Originally Reported	As Restated	Increase (Decrease) in amount
Balance Sheet as of September 30, 2008
Accounts Receivable	16,294	38,267	21,973
Total current assets	16,294	38,267	21,973

Accumulated Depreciation	(2,486)	(2,124)	362
Total property and equipment	22,966	23,328	362

TOTAL ASSETS	45,360	67,695	22,335

Accounts Payable	45,497	45,775	378
Credit Card Payable	15,029	15,655	626
Accrued Interest	10,868	16,186	5,318
Bank Overdraft	5,961	5,706	(255)
Shareholder Loan	244,397	290,346	45,949
Total Current Liabilities	336,800	388,663	51,863
Automobile Loan	21,738	21349	(389)
TOTAL LIABILITIES	358,538	410,012	51,654
Retained Earnings(Deficit)	(313,178)	(342,317)	29,139
Total Stockholders' Equity	(313,178)	(342,317)	29,139
Total liabilities and Stockholder's Equity	45,360	67,695	22,335
Quarter Ended September 30, 2008
Revenue	110,552	84,687	(25,865)
Wages (Cost of Sales)	50,598	32,010	(18,588)
Materials	8,741	8,366	(375)
Disposal	4,861
Sub-Contractors	3,000	0	(3,000)
Equipment Rental	7,011	7,351	340
COST OF SALES	74,211	52,865	(21,346)
Gross Profit	36,341	31,822	(4,519)
Wages(SG&A)	12,650	26,000	13,350
Equipment and Automotive	22,579	21,494	(1,085)
Depreciation	1,243	881	(362)
Taxes	2,094	7,331	5,237
Miscellaneous Expenses	617	4,430	3,813
Office Expense	2,857	1,467	(1,390)
Commissions	0	3,000	3,000
NET LOSS BEFORE OTHER EXPENSES	(68,302)	(95,538)	27,236
Other Income	0	1,414	-
Interest Expense	(1,294)	(6,611)	5,317
Total Other Income and Expenses	(1,294)	(5,197)	3,903
NET LOSS	(69,596)	(98,735)	29,139
EPS	(0.002)	(0.003)	0.001
Weighted Average Shares Outstanding	21,909,841	35,157,908	13,248,067

19 of 25

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

20 of 25

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

21 of 25

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

23 of 25

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is currently in the process of establishing additional procedures and controls in order to minimize the possibility of such errors reoccurring either due to technical reasons or human error.

It is intended that such controls and procedures will include, at minimum,:

(i)	A review on a monthly basis of all Journal Entries by the Acting CFO

(ii)	A review on a monthly basis of all Ledger Entries by the Acting CFO

(iii)	A review of the Trial Balance prepared for any quarterly or annual accounting period (“Reporting Period”) by the Acting CFO

(iv)	A review of any required adjusting entries to the Trial Balance prepared for any Reporting Period by the Acting CFO

(v)	A review of the Adjusted Trial Balance prepared for any Reporting Period by the Acting CFO

(vi)	A review of the financial statements prepared for any Reporting Period by the Acting CFO

(vii)	A review of any After Closing Trial Balance prepared for any Reporting Period by the Acting CFO

(viii)
A review of the balance sheet, income statement, statement of shareholder’s equity and statement of cash flow with any notes to financial statements for any Reporting Period by the Acting CFO prior to review by an Independent Public Accountant the Company also intends to enhance its disclosure controls and procedures over financial reporting by:

(A) adding a review committee (consisting of parties to be named)to review its public disclosure documents. This review would not only encompass a review of the completed financials prior to filing with the Commission but would also encompass  a review by  members of the review committee of all aforementioned steps of the Accounting Cycle for any reporting period ..

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

24 of 25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:        December 16, 2008
By:           /s/ Michael S.Borish
Name:      Michael S. Borish
Title:       Chairman, CEO and Acting CFO

25 of 25