Form 10-Q/A
period 2008-09-30
Freedom Environmental Services, Inc.
filed 2009-01-27
CIK 1443818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No: 3
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

4 of 25

FREEDOM ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
	(Restated)
	September 30,2008	December 31, 2007
	(unaudited)
ASSETS

Current Assets
Cash	$-		$-
Accounts Receivable	38,267
Total current assets	38,267		-

Property and Equipment			-
Automobiles	23,311
Furniture and Equipment	1,250		-
Leasehold Improvents	891
Less: Accumulated Depreciation	(2,124)		-
Total property and equipment	23,328		-

Other Assets
Intangible Assets	850		-
Deposits	5,250
Total other assets	6,100		-

TOTAL ASSETS	$67,695		-

LIABILITIES
Current Liabilities
Accounts Payable	$45,775		138
Credit Card Payable	15,655		-
Line of Credit	14,995		-
Accrued Interest	16,186		-
Bank Overdraft	5,706		-
Shareholder Loan	290,346		4,038

Total Current Liabilities	388,663		4,176
Long Term Liabilities
Automobile Loan	21,349
TOTAL LIABILITIES	410,012		4,176

Common Stock, par value $.001 per share	35,157		20,704
35,157, 908 and 20,704,427 shares issued and outstanding at
September 30, 2008 and December 31, 2007 respectively

Paid in Capital	(35,157)		(20,704)
Retained Earnings(Deficit)	(342,317))
			(4,176)
Total Stockholders' Equity	(342,317)

TOTAL LIABILITIES AND SHAREHOLDER EQUITY	$67,695	$	----

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

6 of 25

FREEDOM ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT)
FROM INCEPTION (DECEMBER 27, 2007) TO September 30, 2008
(Restated)
(Unaudited)
	Common Stock		AdditionalPaid in Capital	RetainedEarnings (Deficit)	TotalStockholders'Equity (Deficit)
Balance December 27, 2007	20,704,427	$20,704	$(20,704)		-

Net Loss December 31, 2007				(4,176)	(4,176)

Balances, December 31, 2007	20,704,427	20,704	(20,704)	(4,176)	(4,176)

Issuance of common stock
for reverse merger	14,453,481	14,453	(14,453)

Net Loss	-			(239,406)	(239,406)

Balances, June 30, 2008	35,157,908	35,157	(35,157)	(243,582)	(243,582)
Net Loss				(98,735)
Balances, September 30, 2008		$35,157	$(35,157)	(342,317)	$(342,317)

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

Management, under the supervision of the Company’s President and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2008 under the criteria set forth in the Internal Control-Integrated Framework or as as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act..

The restatement  of  the financial statements contained in the Company’s Form 10-Q dated November 14, 2008 (the “ Original Form 10-Q”) for the quarterly period ended September 30, 2008  (See Note 8 of Notes to Financial Statements for the period ended September 30, 2008) did not alter the Company’s original conclusion that the Company’s disclosure controls and procedures were not effective under the criteria set forth in the Internal Control-Integrated Framework or  as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act..

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

23 of 25

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2008
On November 19, 2008, the Board of Directors of  the Company oncluded that the financial statements contained in the Company’s Form 10-Q dated November 14, 2008 (the “ Original Form 10-Q”) for the quarterly period ended September 30, 2008 should no longer be relied upon and must be restated.

Based on additional review, subsequent to the filing date of the Original Form 10-Q, it was determined that numerous errors were contained within the financial statements.

The Board of Directors reached its conclusion after discussions with the Company’s independent registered public accounting firm, which agreed with the Board’s conclusion.

Nature of Errors:

Balance Sheet as of September 30, 2008 and as of September 30, 2007:

The Following Balances, included in the Balance Sheets filed with the original form 10-Q, are inaccurate, are not to be relied upon, and should be disregarded in their entirety:

	as of	as of
	September 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash and Cash Equivalents	$96,941	$96,941
Total Current Assets	96,941	96,941

Property and equipment, net of accumualted
depreication	59,694	59,694

Other Assets
Trademark	10,650	10,650
Deposits	2,250	2,250
Prepaid Rent	2,250	2,250
Total Other Assets	15,150	15,150

It was determined that persons  preparing the Original Form 10Q  for conversion to HTML in order that the Original Form 10Q may be submitted to the EDGAR System of the Securities and Exchange Commission, utilized a Form 10Q applicable to an entity other than the Company as a template and have mistakenly included balances applicable to that entity. The abovementioned balances were not obtained from any of the Company’s records or books of original entry and are to be disregarded in their entirety.

Directly below the abovementioned numbers was placed the Balance Sheets for the Company as of September 30, 2008 and September 30, 2007, prior to restatement.  However, these balances also contained numerous errors and were subsequently restated.

Accounts Receivable as of September 30, 2008:

Accounts Receivable was understated by $21,973. This was attributable to :

Erroneous ending balance reflected in the Company’s accounting software as of June 30, 2008  of $8,369 as opposed to actual balance as of June 30, 2008 of $47, 129

Erroneous booking of $24,800 of  receivable accounted for in the Company’s quarter ended June 30, 2008 again in the quarter ended September 30, 2008

Failure to book $8,013 of receivables attributable to the quarter ended September 30, 2008.

Property Plant and Equipment as of September 30, 2008:

Property Plant and Equipment (Net) and Accumulated Depreciation were understated by $362. This was primarily attributable to inaccurate calculation of depreciation expense for the quarter ended September 30, 2008.

Accounts Payable as of September 30, 2008:

Accounts Payable was understated by $378. This was attributable to:

Erroneous ending balance reflected in the Company’s accounting software as of June 30, 2008  of $38,844 as opposed to actual ending  balance as of June 30, 2008 of $37,905 due to $940 in payables incurred during the Quarter ended September 30, 2008 being reflected in the quarter ended June 30, 2008.

Numerous small arithmetical errors in Net Additions to Payables.

Credit Card payable as of September 30, 2008:

Credit Card Payable  was understated by $626. This was attributable to:

Erroneous ending balance reflected in the Company’s accounting software as of June 30, 2008  of $14,813 as opposed to actual ending  balance as of June 30, 2008 of $15,440.

Bank Overdraft as of September 30, 2008:

Bank Overdraft was overstated by $255. This was attributable to:

Erroneous ending balance reflected in the Company’s accounting software as of June 30, 2008  of $5,201 as opposed to actual ending  balance as of June 30, 2008 of $4,813.

Numerous erroneous smaller entries made during the quarter ended September 30, 2008.

Accrued Interest as of September 30, 2008:

Accrued Interest was understated by $5,318.  This was primarily attributable to:

Failure to properly account for  Interest Expense attributable to Interest on Shareholder Loans.

Shareholder Loans as of September 30, 2008:

Shareholder Loans were understated by $45,949.: This was attributable to:

Failure to properly record entries reflecting additions of $45,949 to Shareholder Loans in the quarter ended September 30, 2008.

Automobile Loan as of September 30, 2008:

Automobile Loan was overstated by $389. This was attributable to:

Erroneously expensing payment on 0% interest car loan instead of accounting for such payment as a reduction in the principal amount of the Loan.

Retained Deficit as of September 30, 2008:

Retained Deficit is understated by $29,139. This is attributable to:

An understatement of Net Loss of $29, 139

Statement of Operations for the three months ended  September 30, 2008:

Revenue as of September 30, 2008:

Revenue was overstated by $25,865. This is attributable to:

Recording within the month of July 2008 $24,800 of Revenue earned  and recorded within the Quarter ended June 30, 2008

Failure to record for the quarter ended September 30, 2008 the amount of $1,525 instead erroneously recording it as revenue earned in the quarter ended June 30, 2008.

Erroneously recording payments on Receivables related to Revenues earned in prior quarters as revenues within the quarter ended September 30, 2008.

Cost of Sales for the three months ended  September 30, 2008, Gross Profit for the three months ended  September 30, 2008 :

Cost of Sales was overstated by $21,346. This was primarily attributable to:

$18, 588 of Wages which were erroneously expensed to Cost of Sales as opposed to Selling General and Administrative Expenses

$3,000 in Commission Expense which were erroneously expensed to Cost of Sales.

Various over and understatements of components of Cost of Sales.

Gross Profit for the three months ended September 30, 2008 was overstated by $4,519. This was attributable to the abovementioned errors as well as errors resulting in overstatement of Revenue for the quarter ended September 30, 2008.

Selling General and Administrative Expenses for the three months ended September 30, 2008 was understated by $20, 717. This was primarily attributable to:

Overstatement of Equipment and Automotive expenses
Overstatement of Office Expense
Overstatement of Depreciation Expense
Understatement of Wages attributable to Selling, General and Administrative Expenses
Understatement of Tax expense
Understatement of Miscellaneous Expenses

Net Loss Before Other Expenses for the three months ended September 30, 2008:

Net Loss Before Other Expenses was understated by $27,236. This was primarily attributable to errors related to under or overstatement of Revenues and Expenses.

Other Income and Expenses for the three months ended September 30, 2008:

Other Income and Expenses was understated by $3,903. This was attributable to understatement of Other Income as well as understatement of Interest Expense.

The aforementioned errors had the effect of causing erroneous balances in the Statement of Cash Flows and other  financial statements for the nine months ended September 30, 2008 which were filed with the Original Form 10Q.

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

Date:        January 27, 2009
By:           /s/ Michael S.Borish
Name:      Michael S. Borish
Title:       Chairman, CEO and Acting CFO

25 of 25