Form 10-K
period 2008-12-31
Freedom Environmental Services, Inc.
filed 2009-04-15
CIK 1443818

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

     [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission File Number: 000-53388
Freedom Environmental Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	56-2291458
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

7380 W Sand Lake Rd # 543
Orlando, FL 32819
(Address of principal executive offices)(Zip Code)

(407) 658-6100
(Registrant’s telephone number, including area code)

5036 Dr. Phillips Blvd. #306
Orlando, FL 32819
((Former address, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes	xNo
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes	xNo

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer Non-accelerated filer	Accelerated filer Small Business Issuer x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes No [X]

The registrant had 35,158,093 shares of Common Stock, par value $0.001, issued and outstanding as of April 9, 2009.

The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 2008 was approximately $3,500,000.

Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of December 31, 2008, are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

.

Documents Incorporated By Reference
None

Freedom Environmental Services, Inc.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008 TABLE OF CONTENTS

Forward Looking Statements — Cautionary Language

Certain statements made in these documents and in other written or oral statements made by Freedom Environmental Services, Inc. or on Freedom Environmental Services, Inc’s behalf are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: "believe", "anticipate", "expect", "estimate", "project", "will", "shall" and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective products, future performance or financial results. Freedom Environmental Services, Inc. claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described in this filing. The risks included herein are not exhaustive. This annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact Freedom Environmental Services, Inc.'s business and financial performance. Moreover, Freedom Environmental Services, Inc. operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on Freedom Environmental Services, Inc's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, Freedom Environmental Services, Inc. disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of the report.

Unless otherwise noted, references in this Form 10-K to “Freedom” the “Company,” “we,” “our” or “us” means Freedom Environmental Services, Inc., a Delaware corporation.

We were incorporated in the State of Delaware October 6, 1978 as United States Aircraft Corp and have undergone numerous name changes, the most recent being on June 11, 2008 when we amended our certificate of incorporation in order that we may change our name from BMXP Holdings, Inc. to Freedom Environmental Services, Inc.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Our Company

We are Freedom Environmental Services, Inc., a Delaware corporation. We provide Wastewater and Storm-water System Management, Grease and Organics Collection and Disposition, and Commercial Plumbing and Water System Management to the commercial, industrial, and municipal markets throughout Central Florida as well as septic system maintenance and repair to the residential market throughout Central Florida.

Corporate History

We were incorporated under the laws of the State of Delaware on October 6, 1978 as United States Aircraft Corp and we have undergone numerous name changes, the most recent being on June 11, 2008 when we amended its certificate of incorporation in order that it may change its name from BMXP Holdings, Inc. to Freedom Environmental Services, Inc.

Freedom Environmental Services, Inc., formerly known as BMXP Holdings, Inc. from August 2006 to June 2008 was formerly organized as Neo-vision Corp during the years 2001-2002 and subsequently was Storage Suites America, Inc. from November 2002 to December 2004 and Bio-Matrix Scientific Group, Inc. from December 2004 to August 2006.

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

On July 3, 2006, we exchanged 100% of the of the share capital of our wholly owned subsidiary, Bio-Matrix Scientific Group, Inc., a Nevada corporation (“BMSG”) engaged in the business of stem cell banking and the development of medical devices, for 10,000,000 common shares in Tasco International Holdings, Inc, a Delaware corporation which was subsequently renamed Bio-Matrix Scientific Group, Inc. (“BMSN”)

On May 23, 2007 we transferred ownership of 11,462,570 common shares of BMSN (including 1,462,570 of the common shares of BMSN issued to us in full satisfaction of the amount then owed to us of $1,191,619) to the BMXP Holdings, Inc. Shareholders Business Trust (the “BMXP Trust”) for benefit of our shareholders of record as of May 23, 2007.

From May 23, 2007 to June 24, 2008, we were a “shell company” as that term is defined in Rule 405 promulgated under the Securities Act of 1933, as amended.

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

Michael S. Borish was named Chairman of the Board of Directors and was appointed Chief Executive Officer.

Edmund F. Curtis joined the Board of Directors and was appointed President and Chief Operating Officer of the Company.

John Holwell joined the Board of Directors and was appointed Vice President of the Company. Mr. Holwell resigned his position as a member of the Board of Directors effective November 17, 2008 and no longer serves as an officer.

Principal products or services and their markets;

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

We also intend to develop and produce fuels and natural bio-organic products (such as fertilizer) derived from waste and byproducts.

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

Distribution methods of the products or services:

To date, FELC has entered into contracts to provide its services primarily through competitive bidding on various projects.

New product or service;

In May, 2008 FELC had entered into a Letter of Intent to purchase a twenty acre parcel of land to be utilized to establish a wastewater treatment facility/ biofuel facility. Upon conducting due diligence, FELC determined the land was unusable for its purposes and abandoned the proposed purchase.

In July of 2008 we announced the development of Neighbors Protecting Neighbors (“NPN”), a pre-paid Residential Protection System for personal, communal and multi-family septic systems. It is our current intention to commence sales of NPN subsequent to the acquisition of property suitable for the establishment of a waste collection and treatment plant.

Competitive business conditions, the issuer’s competitive position in the industry, and methods of competition:

FELC, our operating subsidiary, is recently formed and has yet to achieve substantial revenues or profits (revenues from inception to December 31, 2008 equal $293,584). The industries in which we compete and intend to compete are highly competitive and, especially in the area of biofuel production, characterized by rapid technological advancement. Many of our competitors have greater resources than we do.

We compete in our current areas of operation by offering what we believe to be superior service at competitive prices. We also intend to be competitive by acquiring operating companies in the Wastewater Services sector and developing commercial applications to convert our vertically collected waste to fuel and organic nutrients (fertilizer).

Sources and availability of raw materials and the names of principal suppliers:

The supplies and materials required to conduct our operations are available through a wide variety of sources and are currently obtained through a wide variety of sources.

We are not party to any long term agreements with either of GSP or CCC.

The need for any government approval of principal products or services and the status of any requested government approvals:

FELC’s operations are subject to various federal, state, and local laws and regulations regarding environmental matters and other aspects of the operation of a sewer and drain cleaning and plumbing services business. For certain other activities, such as septic tank and grease pumping, FELC is subject to state and local environmental health and sanitation regulations. FELC’s current activities also require licensure as a Certified Plumbing Contractor by the State of Florida, a condition satisfied by FELC.

The production of high grade fuel and bio-organic nutrient products converted from commercial, industrial and residential waste products are highly regulated industries and the Company may have to satisfy numerous mandatory procedures, regulations, and safety standards established by federal and state regulatory agencies.

Effect of existing or probable governmental regulations on the business;

There is legislation currently enacted which we feel may have a beneficial impact on our operations by encouraging the usage of biofuels:

On December 19, 2007 President Bush signed into law the Energy Independence and Security Act of 2007 (Energy Act of 2007). The Energy Act of 2007 provides for an increase in the supply of alternative fuel sources by setting a mandatory Renewable Fuel Standard (RFS) requiring fuel producers to use at least 36 billion gallons of biofuel by 2022, 16 billion gallon of which must come from cellulosic derived fuel. Additionally, the Energy Act of 2007 called for reducing U.S. demand for oil by setting a national fuel economy standard of 35 miles per gallon by 2020 – which will increase fuel economy standards by 40 percent and save billions of gallons of fuel.

The Energy Policy Act of 1992:

The Energy Policy Act of 1992 (EPAct) was amended in 1998 to include biodiesel as an option for covered fleets to meet a portion of their annual Alternative Fuel Vehicle (AFV) acquisition requirements through the purchase and use of biodiesel.

Under the Biodiesel Fuel Use Credits provisions, fleets may choose to operate existing diesel vehicles that weigh more than 8500 lbs on blends of biodiesel in lieu of purchasing a new AFV. The biodiesel component of the fuel blend must constitute at least 20% of the volume of the fuel (B20). The fleet may count the biodiesel portion of that blend towards their annual AFV requirement. For each 450 gallons of biodiesel purchased and consumed, a full vehicle credit is awarded.

Energy Policy Act of 2005

Section 1501( Renewable Content of Gasoline (Renewable Fuels Standard) of the Energy Policy Act of 2005 establishes a program requiring gasoline sold in the United States to be mixed with increasing amounts of renewable fuel (usually ethanol) on an annual average basis.

We believe that, due to rising fuel prices, the greater demand for fuel on a worldwide basis and the need to reduce dependence on foreign fuel sources, Federal and State regulatory bodies will continue to enact legislation promoting the use of renewable fuels.

National Pollutant Discharge Elimination System (NPDES):

The Clean Water Act prohibits anybody from discharging "pollutants" through a "point source" into a "water of the United States" unless they have an NPDES permit. The permit will contain limits on what you can discharge, monitoring and reporting requirements, and other provisions to ensure that the discharge does not hurt water quality or people's health. In essence, the permit translates general requirements of the Clean Water Act into specific provisions tailored to the operations of each person discharging pollutants.

NPDES permits are issued by states that have obtained EPA approval to issue permits or by EPA Regions in states without such approval. In 1995, the Florida Department of Environmental Protection received authorization from the U.S. Environmental Protection Agency (EPA) to administer the NPDES wastewater program in Florida.

In October 2000, the EPA authorized the Florida Department of Environmental Protection (DEP) to implement the NPDES storm water permitting program in the State of Florida (with the exception of Indian country lands). The program regulates point source discharges of storm water runoff from certain industrial facilities. The operators of regulated industrial facilities must obtain an NPDES storm water permit and implement appropriate pollution prevention techniques to reduce contamination of storm water runoff.

We believe that the implementation of the NPDES has a beneficial impact on our operations as services such as the ones that we provide are required in order that permit holders may comply with applicable standards.

Costs and effects of compliance with environmental laws (federal, state and local);

We have not incurred any unusual or significant costs to remain in compliance with any environmental laws.

Loans from Senior Officers during the Interim Period consisted of the following:

Between January 1, 2008 and January 16, 2008 Edmund F. Curtis, a Director of the Company and President and Chief Operating Officer of the Company, has loaned FELC the amount of $ 1,893

Between January 2, 2008 and March 3, 2008 John Holwell, a Director of the Company and Vice President of the Company, has loaned FELC the amount of $ 3,182

During the Interim Period a company controlled by Michael S. Borish the Company’s Chairman of the Board and Chief Executive Officer, and Michael S. Borish have loaned FELC the amount of $ $198,065 (not including indebtedness of $9,024 for services rendered in 2008).

As of December, 2007 and 2008 an aggregate of 216,202 (including indebtedness of $9,024 for services rendered by Michael S. Borish in 2008) is owed to senior officers all of whom are also shareholders.

We will attempt to acquire operating companies in the Wastewater Services sector and develop commercial applications to convert our vertically collected waste to energy and organic nutrients (fertilizer). We will also attempt to build and operate a waste collection and treatment plant in Central Florida. We are currently not party to any binding agreements to acquire one or more operating companies and have not completed due diligence to the extent that an estimate can be made based on reasonable assumptions as to the costs required to establish or acquire waste collection and treatment plant in Central Florida.

There is a strong possibility that, in attempting to accomplish the above, we may not be able to satisfy our cash requirements over the next twelve months and may be required to raise additional cash from outside sources.

In the event that we are required to raise additional cash from outside sources, we may issue equity securities or incur additional debt. There is no assurance that such funding, if required, will be available to us or, if available, will be available upon terms favorable to us.

Capital Resources

We are party to no binding agreements which would commit us to any material capital expenditures. We plan to attempt to acquire operating companies in the Wastewater Services sector and develop commercial applications to convert our vertically collected waste to energy and organic nutrients (fertilizer) and build and operate a significant waste collection and treatment plant in Central Florida.

We are currently investigating opportunities regarding the acquisition of companies in the Wastewater Services sector as well as the leasing or acquisition of companies in the Wastewater Services sector.

To that end, we have entered into a Letter of Intent regarding the acquisition by us of one such company. This letter of Intent is not binding on either party, and no assurance can be made that we will acquire this company.

In the event that we enter into a binding agreement to either (a) acquire a company or companies in the Wastewater Services sector or (b) lease or acquire companies in the Wastewater Services sector we believe we will be required to undertake significant capital expenditures. Historically, our sources of liquidity have been (a) Revenues from operations (b) Loans from senior officers and (c) Bank Line of Credit totaling $15,000.

In the event that we are required to raise additional cash from outside sources, we may issue equity securities or incur additional debt. There is no assurance that such funding, if required, will be available to us or, if available, will be available upon terms favorable to us.

On August, 18, 2008, we executed a promissory note to Diana Perlman (“Lender”), a shareholder, whereby we became obligated to pay to the order of the Lender the aggregate unpaid principal amount of all funds advanced by Lender to us or on behalf of us, together with interest thereon from the date each advance is made until paid in full, both before and after judgment, at the rate of twelve percent (12%) per annum, simple interest. It is anticipated the principal advance amount of the note will be six hundred thousand dollars ($600,000). Interest shall be paid monthly, in arrears. We have the right, with approval of the Lender, to accrue interest without penalty. As of the date of this document, no amounts have been drawn by us from Ms. Perlman.

Employees

The Company’s team currently consists of six (6) employees and several independent contractors. Each management hire has been carefully selected to address immediate needs in particular functional areas, but also with consideration of the Company’s future needs during a period of expected rapid growth and expansion. Value is placed not only on outstanding credentials in specific areas of functional expertise, but also on cross-functionality, collegiality, a strong knowledge of content acquisition and distribution, along with hands-on experience in scaling operations from initial beta and development stage through successful commercial deployment.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 1A - Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report on Form 10-K, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment.

BECAUSE WE ARE QUOTED ON THE "PINK SHEETS" INSTEAD OF AN EXCHANGE OR NATIONAL QUOTATION SYSTEM, OUR INVESTORS MAY HAVE A TOUGHER TIME SELLING THEIR STOCK OR EXPERIENCE NEGATIVE VOLATILITY ON THE MARKET PRICE OF OUR STOCK.

Our common stock is traded on the "PINK SHEETS". The "PINK SHEETS"  is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the "PINK SHEETS"  as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE

WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2007, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

Although there is presently a market for our common stock, the price of our common stack may be extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. We anticipate that the market may be potentially highly volatile and may fluctuate substantially because of:

  Actual or anticipated fluctuations in our future business and operating results;
  Changes in or failure to meet market expectations;
  Fluctuations in stock market price and volume

WE DO NOT INTEND TO PAY DIVIDENDS

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are rapid, there is no assurance with respect to the amount of any such dividend.

VOLATILITY IN OUR COMMON SHARE PRICE MAY SUBJECT US TO SECURITIES LITIGATION, THEREBY DIVERTING OUR RESOURCES THAT MAY HAVE A MATERIAL EFFECT ON OUR PROFITABILITY AND RESULTS OF OPERATIONS.

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

OPERATING HISTORY AND LACK OF PROFITS WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. THE PRICE AT WHICH YOU PURCHASE OUR COMMON SHARES MAY NOT BE INDICATIVE OF THE PRICE THAT WILL PREVAIL IN THE TRADING MARKET. YOU MAY BE UNABLE TO SELL YOUR COMMON SHARES AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU. THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND

THINLY TRADED PUBLIC FLOAT.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

OUR BUSINESS PLAN CALLS FOR EXTENSIVE AMOUNTS OF FUNDING AND WE MAY NOT BE ABLE TO OBTAIN SUCH FUNDING WHICH COULD ADVERSELY AFFECT OUR BUSINESS, OPERATIONS, AND FINANCIAL CONDITION.

We will be relying on additional financing and funding. We are currently in discussions with potential sources of financing but no definitive agreements are in place. If we cannot achieve the requisite financing or complete the projects as anticipated, this could adversely affect our business, the results of our operations, prospects, and financial condition.

OUR BUSINESS PLAN RELIES ON SIGNIFICANT REVENUE FROM NATIONAL, STATE AND LOCAL GOVERNMENTS AND REDUCTION IN GOVERNMENT REVENUE COULD EFFECT OUR BUSINESS PLAN

A significant portion of our business plan relies upon our ability to successfully charge licensing and other fees to governmental agencies for our services. The recent worldwide financial crisis, coupled with dramatic reductions in state revenues due to reduced property values and the economic downturn, creates substantial additional uncertainty in both the size and administration of governmental budgets. In turn, our business plan may be adversely affected if governmental budgets are reduced, if any limitations or restrictions are placed upon the acquisition of new products or services like ours (such as a “freeze” on new products or services) or if expenditure priorities are changed, particularly if budgets available for emergency management services are reduced. We believe that our services provide a key benefit to emergency managers and the general public, and that we will ultimately be able to successfully market our services on a widespread basis but we have no control over general economic conditions or the administration of public funds, so the actual timing of the rate of adoption is subject to additional uncertainty. Should such uncertainties otherwise adversely affect the execution of our business plan, we will make appropriate adjustments to our plan, generally, and/or to the execution of our plan, specifically, in light of the then-available resources, existing prospects, and rapidly changing conditions. By way of example, if our adoption rates in the governmental sector are significantly reduced, we may elect to curtail the growth of our operations, divert more resources toward the pursuit of private sector (rather than governmental) enterprises, adjust the pricing or terms of our offerings, or any combination of the foregoing. In anticipation of the potential for a reduction in the short-term revenue from our services, particularly from our governmental prospects, we have already scaled back expenditures beyond previously planned levels.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

FORWARD-LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a) our growth strategies, (b) anticipated trends in our industry, (c) our ability to obtain and retain sufficient capital for future operations, and (d) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Business,” as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions described herein. The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed elsewhere in the “Risk Factors” section of this prospectus, there are a number of other risks inherent in our business and operations which could cause our operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of significant uncertainties inherent in the forward-looking information included in this prospectus, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Some of the information in this annual report contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this prospectus and in the documents incorporated by reference into this prospectus that is not a statement of an historical fact constitutes a “forward-looking statement”. Further, when we use the words “may”, “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “internal”, and similar words, we intend to identify statements and expressions that may be forward- looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risk factors discussed herein.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to small business issuers.

ITEM 2. DESCRIPTION OF PROPERTY.

On January 1, 2008, FELC entered into an agreement to lease a 6,000 square foot facility located at 7380 W Sand Lake Rd #543 Orlando, Florida  32819 at a rate of $3700 per month. The lease is for a period of one year commencing on January 1, 2008 and expiring on December 31, 2009. The lease contains a renewal option enabling the Company to renew the lease for an additional YEAR upon terms and conditions acceptable to the owner. Pursuant to the lease, FELC is responsible for the payment of all property taxes, maintenance, and repair charges during the term of the lease. The property is utilized full time by us.

This property is utilized as office space and is also utilized to house equipment and supplies, including vehicles tools and materials, which may be required in our operations. We believe that the foregoing property is adequate to meet our current needs

ITEM 3. LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry, or investigation before or by any court, public board, government agency, self-regulatory organization, or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries, or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company submitted no matters to a vote of its security holders during the fiscal year ended December 31, 2008.

Part II

ITEM 5. MARKET PRICE AND DIVIDENDS ON THE REGISTRANTS COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

The following table sets forth the range of the high and low bid information for our common stock for each fiscal quarter of our last two fiscal years as provided by Pink Sheets.com. We trade under the symbol “FESI.PK.” These prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission and may not represent actual transactions.

2007	High	Low
March 31, 2007	$2.00	$1.40
June 30, 2007	$2.60	$2.40
September 31, 2007	$1.60	$1.00
December 31, 2007	$1.20	$0.04

2008	High	Low
March 31, 2008	$0.40	$0.30
June 30, 2008	$1.08	$0.15
September 31, 2008	$1.07	$0.50
December 31, 2008	$0.55	$0.01

As of December 31, 2008, there were 35,158,093 shares of our common stock outstanding held by approximately 406 stockholders of record, solely based upon the count our transfer agent provided us as of that date. This shareholders of record does not include:

  any beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries, or broker-dealers or other participants who hold or clear shares directly or indirectly through the Depository Trust Company, or its nominee, Cede & Co.

We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”). In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is, or the transaction in which the person became an interested stockholder was, approved in a prescribed manner or another prescribed exception applies. For purposes of Section 203, a “business combination” is defined broadly to include a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and, subject to certain exceptions, an “interested stockholder” is a person who, together with his or her affiliates and associates, owns (or within three years prior, did own) 15% or more of the corporation’s voting stock.

The Company’s transfer agent is Colonial Stock Transfer Company, Inc. Colonial Stock Transfer, Inc. is registered under the Securities and Exchange Act of 1934. Contact information for Colonial Stock Transfer Company, Inc. is as follows:

Colonial Stock Transfer Company, Inc.
66 Exchange Place, Suite 100
Salt Lake City, UT 84111
Phone: (801) 355-5740
Fax: (801) 355-6505

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2008. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Recent sales of unregistered securities

On September 27, 2007 we issued 25,000 of our common shares valued at $40,000 (“Shares”) to one individual as consideration for services previously rendered. The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

These services consisted of:
Assistance in managing our day to day affairs

The number of shares issued was determined through negotiation with the consultants, such negotiation arriving at a mutually acceptable number of shares.

No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On June 11, 2008 we issued 12,746,444 of our common shares (“Shares”) to creditors as consideration for settlement of indebtedness of $287,066. The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On June 24, 2008 we issued 20,704,427 of our common shares (“Shares”) to the members of FELC as consideration the acquisition of FELC. The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

* All shares adjusted for splits. Does not include 30,800,000 common shares issued and subsequently cancelled.

ITEM 6. SELECTED FINANCIAL DATA.

Not required for smaller reporting Companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OR PLAN OF OPERATION.

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 2007

     We had revenue of $293,584 during the year ended December 31, 2008 as compared to no revenue for the comparable period in 2007. This is due to the fact that we started operations December 27, 2007.

     Our cost of goods sold for the year ended December 31, 2008 was $147,251 as compared to $0 for the same period ended 2007. The increase in cost of goods sold is due to our starting operations December 27, 2007.

Gross margins for the year ended December 31, 2008 was 50%.

     Selling, general and administrative expenses were $509,536 for the year ended December 31, 2008 as compared to $0 for the same period in 2007. This is due to the fact that we started operations December 27, 2007. Selling, general and administrative expenses consisted of approximately $225,000 of wages and $100,000 of professional fees.

       Our net loss for the year ended December 31, 2008 was $373,905 as compared to $0 during the same period in 2007. The loss primarily reflects the costs associated with starting up our business and factors as discussed above.

 Liquidity and Capital Resources

       Our financial statements have been prepared assuming that we will continue as a going concern. For the year ended December 31, 2008 and the period since December 27, 2007 (date of the predecessor operating company’s inception) through December 31, 2008, we have had a net loss of $373,905 and $378,081 respectively, and cash used by operations of $374,043 and $375,851 respectively, and negative working capital December 31, 2008.

     Since the predecessor operating company’s inception, we have financed its activities principally from shareholder advances. We intend on financing our future development activities and our working capital needs largely from the sale of equity securities, debt financing and loans from our Chief Executive Officer, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that we will be successful at achieving its financing goals at reasonably commercial terms, if at all.

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

Critical Accounting Policies

Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported. A summary of significant accounting policies are detailed in notes to the financial statements which are an integral component of this filing.

Revenue Recognition

Revenue from product sales is recognized upon shipment to customers at which time such customers are invoiced. Units are shipped under the terms of FOB shipping point when determination is made that collectibility is probable. Revenues for services are recognized upon completion of the services. For consulting services and other fee-for-service arrangements, revenue is recognized upon completion of the services. The Company has adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Stock Based Compensation

In December 2004, the FASB issued a revision of SFAS No. 123 ("SFAS No. 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.

In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123 and is effective as of the beginning of January 1, 2006. Based on the number of shares and awards outstanding as of December 31, 2008 (and without giving effect to any awards which may be granted in 2009), we do not expect our adoption of SFAS No. 123(R) in January 2006 to have a material impact on the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting Companies

TABLE OF CONTENTS	Page

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:	F -2

CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheet at December 31, 2008 and 2007
F -3
Consolidated Statements of Operations for the Years ended
December 31, 2008 and 2007
F -4
Consolidated Statements of Stockholders’ Equity for the Years ended
December 31, 2008 and 2007
F -5
Consolidated Statements of Cash Flows for the Years ended
December 31, 2008 and 2007
F -6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F -7

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our principal executive officer and our principal financial officer’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal year ended December 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LACK OF INDEPENDENT BOARD OF DIRECTORS AND AUDIT COMMITTEE

     Management is aware that an audit committee composed of the requisite number of independent members along with a qualified financial expert has not yet been established. Considering the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions, Management has concluded that the risks associated with the lack of an independent audit committee are not justified. Management will periodically reevaluate this situation.

LACK OF SEGREGATION OF DUTIES

     Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically re-evaluate this situation

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Positions and Offices Held
Michael S. Borish	45	CEO, Acting CFO, Director
Edmund F. Curtis	53	COO, President, Director

Directors and Executive Officers.

Michael S. Borish, Chairman of the Board of Directors, Chief Executive Officer, Acting Chief Financial Officer:

Employment History:

From June 2008 to the date of this document Michael S. Borish has served as our Chairman and Chief Executive Officer.

From December, 2007 to June 2008 Michael S. Borish has served as Managing Member of FELC, our wholly owned operating subsidiary.

From2002 to the date of this document Michael S. Borish has served as President of Resort Marketing Professionals.

Edmund F. Curtis

Director, President, Chief Operating Officer:

Employment History:

From June 2008 to the date of this document Edmund F. Curtis has served as our Director, President and Chief Operating Officer.

From 2004 to 2008, Edmund F. Curtis was self employed and provided services consisting of assistance to companies in matters related to corporate restructing.

From 2003 to 2004 Edmund F. Curtis served as Senior Vice President of sales and Marketing for TRENDWEST RESORTS
(a Division of Cendant Corporation). Mr. Curtis has earned a Bachelor’s of Science Degree from the University of Vermont.

During the past five years, none of our officers or directors has:

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

There are no family relationships between our officers and directors.

Audit Committee Financial Expert

The Company does not have an audit committee or a compensation committee of its board of directors. In addition, the Company’s board of directors has determined that the Company does not have an audit committee financial expert serving on the board. When the Company develops its operations, it will create an audit and a compensation committee and will seek an audit committee financial expert for its board and audit committee.

Conflicts of Interest

Members of our management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company. Although the officers and directors are engaged in other business activities, we anticipate they will devote an important amount of time to our affairs.

Our officers and directors are now and may in the future become shareholders, officers, or directors of other companies, which may be formed for the purpose of engaging in business activities similar to ours. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

Compliance With Section 16(A) Of The Exchange Act 9.A. Directors And Executive Officers, Promoters, And Control Persons:

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities to file certain reports with the SEC regarding ownership of, and transactions in, our securities. Such officers, directors, and 10% shareholders are also required by the SEC to furnish us with all Section 16(a) forms that they file.

     Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors, and more than 10% stockholders were not complied with during the fiscal YEAR ended December 31, 2008.

Code of Ethics

     We have adopted a code of ethics that applies to all of our executive officers, directors, and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company and it is attached as Exhibit 14.1 to this annual report for December 31, 2008.

Indemnification of Directors and Officers.

Section 145 of the DGCL provides that a corporation may indemnify directors and officers as well as other employees and individuals against expenses including attorneys' fees, judgments, fines and amounts paid in settlement in connection with various actions, suits or proceedings, whether civil, criminal, administrative or investigative other than an action by or in the right of the corporation, a derivative action, if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, if they had no reasonable cause to believe their conduct was unlawful. A similar standard is applicable in the case of derivative actions, except that indemnification only extends to expenses including attorneys' fees incurred in connection with the defense or settlement of such actions and the statute requires court approval before there can be any indemnification where the person seeking indemnification has been found liable to the corporation. The statute provides that it is not exclusive of other indemnification that may be granted by a corporation's certificate of incorporation, bylaws, agreement, a vote of stockholders or disinterested directors or otherwise.

Pursuant to the foregoing provisions, Freedom Environmental, Inc. has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

ITEM 11 EXECUTIVE COMPENSATION.

     The following table sets forth for the years ended December 31, 2008 and 2007 compensation awarded to, paid to, or earned by, our Chief Executive Officer, and our other most highly compensated executive officers whose total compensation during the last fiscal years exceeded $100,000, if any

[FISCAL YEAR] SUMMARY COMPENSATION TABLE

								Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)

							Non-Equity Incentive Plan Compensation ($)
					Stock Awards ($)	Option Awards ($)			All Other Compensation ($)
										Total ($)
Name and Principal Position	Year		Salary ($)	Bonus ($)
Michael S. Borish
Chairman andChief	2008	$	* 185,000	-0-	-0-	-0-	-0-	-0-	-0-	$185,000
Executive Officer

Edmund F. Curtis
President and Chief	2008	$	* 165,000	-0-	-0-	-0-	-0-	-0-	-0-	$165,000
Operating Officer

              * Salaries for both executive were accrued in 2008. No salary was paid to executives during the year. Effective in 2009 salaries will be paid. Liabilities for salaries due will be        paid back to executives or converted to stock.

                                                                                                                      24

										All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)

			Number of Non-Equity Incentive Plan Units Granted (#)									Exercise or Base Price of Option Awards ($ / Sh)	Closing Price on Grant Date ($ / Sh)
				Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards

	Grant Date	Approval Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Name
Michael S. Borish Chairman and Chief Executive Officer	n/a	n/a	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Edmund F. Curtis President and Chief Operating Officer	n/a	n/a	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

                                                                                                                                         25

[FISCAL YEAR] OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

		Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)			Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Option Exercise Price ($)
Option Expiration Date
Name	Exercisable	Unexercisable

Michael S. Borish Chairman and Chief Executive Officer	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Edmund F. Curtis President and Chief Operating Officer	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

[FISCAL YEAR] OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Name
Michael S. Borish	-0-	-0-	-0-	-0-
Chairman and Chief Executive Officer

Edmund F. Curtis	-0-	-0-	-0-	-0-
President and Chief
Operating Officer

[FISCAL YEAR] PENSION BENEFITS TABLE

Present Value of Accumulated Benefit ($)
		Number of Years Credited Service (#)		Payments During Last Fiscal Year ($)

Name	Plan Name
Michael S. Borish Chairman and Chief Executive Officer	N/A	-0-	-0-	-0-

Edmund F. Curtis President and Chief Operating Officer	N/A	-0-	-0-	-0-

[FISCAL YEAR] NONQUALIFIED DEFERRED COMPENSATION TABLE

	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last FiscalYear ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)

Name
Michael S. Borish Chairman and Chief Executive Officer	-0-	-0-	-0-	-0-	-0-

Edmund F. Curtis President and Chief Operating Officer	-0-	-0-	-0-	-0-	-0-

[FISCAL YEAR] DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael S. Borish Chairman and Chief Executive Officer	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Edmund F. Curtis President and Chief Operating Officer	-0-	-0-	-0-	-0-	-0-	-0-	-0-

[FISCAL YEAR] ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)

Michael S. Borish Chairman and Chief Executive Officer	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Edmund F. Curtis President and Chief Operating Officer	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-

[FISCAL YEAR] PERQUISITES TABLE

	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits

Name
Michael S. Borish Chairman and Chief Executive Officer	2008	-0-	-0-	-0-	-0-	-0-

Edmund F. Curtis President and Chief Operating Officer	2008	-0-	-0-	-0-	-0-	-0-

[FISCAL YEAR] POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control

Michael S. Borish Chairman and Chief Executive Officer	Employment Contract to 12/31/10	$370,000	$370,000	-0-	-0-	-0-	$370,000

Edmund F. Curtis President and Chief Operating Officer	Employment Contract to 12/31/10	$330,000	$330,000	-0-	-0-	-0-	$330,000

Employment Agreements

The Company has employment agreements with two of its key officers. The agreements are with Michael S. Borish, Chairman and Chief Executive Officer and Edmund F. Curtis President and Chief Operating Officer

Terms with Mr. Borish are for three years, effective January 1, 2008 and has a base yearly salary of $185,000 (One Hundred Eighty Five Thousand Dollars per year). In addition as determined by the Board of Directors Mr. Borish is eligible for a yearly bonus and stock options.

Terms with Mr. Curtis are for three years, effective January 1, 2008 and has a base yearly salary of $165,000 (One Hundred Sixty Five Thousand Dollars per year). In addition as determined by the Board of Directors Mr. Curtis is eligible for a yearly bonus and stock options.

We have not adopted a stock option plan, benefits plan, retirement plan or any long term incentive plans and did not have any stock options outstanding as of the date of this filing. We do not provide any Director's Compensation at this time.

Audit Committee and Audit Committee Financial Expert

None of our Directors may be considered independent as all directors are also officers. We are not a "listed company" under Securities and Exchange Commission (“SEC”) rules and are therefore not required to have an audit committee comprised of independent directors. We do not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, Our Board of Directors is deemed to be our audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. Our Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, our Board of Directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Nominating and Compensation Committees

We do not have standing nominating or compensation committees, or committees performing similar functions. Our board of directors believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by the board of directors. The board of directors also is of the view that it is appropriate for us not to have a standing nominating committee because the board of directors has performed and will perform adequately the functions of a nominating committee. We are not a "listed company" under SEC rules and are therefore not required to have a compensation committee or a nominating committee.

Shareholder Communications

There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. There are no specific, minimum qualifications that the board of directors believes must be met by a candidate recommended by the board of directors. Currently, the entire board of directors decides on nominees, on the recommendation of any member of the board of directors followed by the board’s review of the candidates’ resumes and interview of candidates. Based on the information gathered, the board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

We do not have any restrictions on shareholder nominations under its certificate of incorporation or by-laws. The only restrictions are those applicable generally under Delaware law and the federal proxy rules. The board of directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to the board of directors, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. There are no formal criteria for nominees.

Because our management and directors are the same persons, the Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the board of directors’ attention by virtue of the co-extensive capacities served by Messrs. Borish and Curtis.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists stock ownership of our Common Stock as of December 31, 2008. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Shareholder	Class	Amount	% of shares

David R. Koos	Common	3,310,044	9.04%
c/o Bombardier Pacific
1010 University Avenue
San Diego, CA 92103*

Venture Bridge Advisors	Common	2,207,842	6.02%
711 S. Carson Street,
Carson City, NV

Diana Perlman	Common	3,172,868	9.00%
5459 Vineland Road
Orlando, FL 32811

Michael Borish***	Common	10,559,258	30.00%
C/o Freedom
7380 W. Sand Lake #543
Orlando, Florida 32819

Edmund F.Curtis****	Common	7,039,505	20.00%
C/o Freedom
7380 W. Sand Lake #543
Orlando, Florida 32819

John Holwell*****	Common	3,105,664	8.80%
C/o Freedom
7380 W. Sand Lake #543
Orlando, Florida 32819

All Executive Officers and Directors as a Group (2 persons)
	Common	17,598,763	50.00%

* Includes 202,500 common shares beneficially owned by David Koos and 3,107,544 common shares beneficially owned by Bombardier Pacific Ventures. David R. Koos is the sole beneficial owner of Bombardier Pacific Ventures.

** Barbara Koos is the sole shareholder of Venture Bridge Advisors, Inc. and exercises voting and investment power over those shares held by Venture Bridge Advisors, Inc.

***Michael S. Borish is the Chairman of our Board of Directors and our Chief Executive Officer.

****Edmund F. Curtis is a Director as well as our President and Chief Operating Officer.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transaction

During the period commencing with inception and ending July 16, 2008 Resort Marketing Professionals, Inc. (“RMP”) , a company controlled by Michael S. Borish the Company’s Chairman of the Board and Chief Executive Officer, and Michael S. Borish have loaned FELC the amount of $ $241,128 (including indebtedness of $9,024 for services rendered in 2008) pursuant to the following terms and conditions:

All amounts advanced bear simple interest at the rate of 15% per annum from the date of advance.

All amounts advanced including accrued interest are due and payable upon three days notice by RMP or Mr. Borish.

The Company may make full or partial prepayments of any advances without penalty and to have those prepayments applied to principal or interest, at the Company’s option.

On August 13, 2008 the terms and conditions of the aforementioned indebtedness to RMP and Michael S. Borish were amended as follows:

All principal amounts advanced are due and payable no later than December 31, 2009.

Between January 2, 2008 and March 3, 2008 John Holwell, a Director of the Company and Vice President of the Company, has loaned FELC the amount of $ 3,182 pursuant to the following terms and conditions:

All amounts advanced bear simple interest at the rate of 15% per annum from the date of advance.

All amounts advanced including accrued interest are due and payable upon three days notice by Mr. Holwell.

As of the date of this annual report, this loan has been satisfied in full.

Between January 1, 2008 and January 16, 2008 Edmund F. Curtis, a Director of the Company and President and Chief Operating Officer of the Company, has loaned FELC the amount of $ 1,893 pursuant to the following terms and conditions:

All amounts advanced bear simple interest at the rate of 15% per annum from the date of advance.

All amounts advanced including accrued interest are due and payable upon three days notice by Mr. Curtis.

On August, 18, 2008 , we executed a promissory note to Diana Perlman (“Lender”) , a shareholder who as of DECEMBER 31, 2007 AND 2008 owned 3,172,868 of our common shares, whereby we became obligated to pay to the order of the Lender the aggregate unpaid principal amount of all funds advanced by Lender to us or on behalf of us, together with interest thereon from the date each advance is made until paid in full, both before and after judgment, at the rate of twelve percent (12%) per annum, simple interest. It is anticipated the principal advance amount of the note will be six hundred thousand dollars ($600,000). Interest shall be paid monthly, in arrears. We have the right, with approval of the Lender, to accrue interest without penalty.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES Common Shares

A. Par value

The Common shares have a par value of $0.001 per share.

B. Common Stock Dividend, voting and preemption rights.

The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. The Company's common stock does not have cumulative voting rights, which means that the holders of a majority of the outstanding shares of our common stock voting for the election of directors can elect all members of the Board of Directors. A majority vote is also sufficient for other actions that require the vote or concurrence of stockholders except in cases in which more than a simple majority is required by law. Holders of the Company's common stock are entitled to receive dividends, when, as and if declared by the Board of Directors, in its discretion, from funds legally available therefore. Holders of shares of the Company's common stock are entitled to share, on a ratable basis, such dividends as may be declared by the Board of Directors out of funds, legally available therefore. Upon the Company's liquidation, dissolution or winding up, after payment to creditors, the holders of the Company's common stock are entitled to share ratably in the assets of the Company, if any, legally available of distribution to the Company's common stockholders. The Company's bylaws require that only a majority of the issued and outstanding shares of our common stock need be represented to constitute a quorum and to transact business at a stockholders' meeting. The stockholders do not have any preemptive rights or conversion rights.

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.

Dividends

Subject to preferences that may be applicable to any then-outstanding shares of Preferred Stock, if any, and any other restrictions, holders of Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds. The Company and its predecessors have not declared any dividends in the past. Further, the Company does not presently contemplate that there will be any future payment of any dividends on Common Stock.

Amendment of our Bylaws

Our bylaws may be adopted, amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be adopted, amended or repealed by our board of directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDPENDENCE.

No officer, director, promoter, or affiliate of Freedom Environmental Services, Inc. has or proposes to have any direct or indirect material interest in any asset held by Freedom Environmental International, Inc. through security holdings, contracts, options, or otherwise.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fiscal 2008

(1)	Audit Fees -----------

The aggregate fees billed by the independent accountants for the last fiscal YEAR for professional services for the audit of the Company's annual financial statements and the review included in the Company's Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal year was $18,000.

(2)	Audit-Related Fees -------------------

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)	Tax Fees ---------

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advise, and tax planning was $3,000.

(4)	All Other Fees ----------------

There were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

Audit Committee's Pre-approval Policies
------------------------------------------

At the present time, there are not sufficient directors, officers and employees involved with Freedom Environmental to make any pre-approval policies meaningful. Once Freedom Environmental has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

Audit Hours Incurred
----------------------

The principal accountants spent approximately 50 percent of the total hours spent on the accounting. The hours were about equal to the hours spent by the Company's internal accountant.

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited consolidated financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2008 fiscal YEAR. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for its 2008fiscal YEAR for filing with the SEC.

Pre-Approval Policies

The Board's policy is now to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company's independent registered public accounting firm; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal YEAR when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

The Board pre-approved all fees described above.

     PART IV

ITEM 15. EXHIBITS AND REPORTS.

Exhibits

3.1	Articles of Incorporation (1)
3.2	Amendments to Articles of Incorporation (1)
3.1	Bylaws of the Corporation (1)
4.1	Employment Agreement with Michael Borish (2)
4.2	Employment Agreement with Edmund Curtis (2)
4.3	Convertible Note with Diane Perlman (2)
4.4	Funding Addendum to Shareholder Loan (2)
4.5	Loan Agreement with Diane Perlman (2)
4.6	Convertible Note with Edmund Curtis (2)
4.7	Note Assignment with Edmund Curtis (2)
4.8	Loan Agreement with Resort Marketing Professionals (2)
14.1	Code of Ethics (2)
21	Subsidiaries (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-
Oxley Act. (2)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)

(1). Incorporated by reference to the Company’s filing on Form 10, filed with the Securities and Commission on August 26, 2008.

(2) Filed herein.

Signatures

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, on the 15 day of April, 2009

Date:	April 15, 2009
By:	/s/ Michael S.Borish
Name:	Michael S. Borish
Title:	Chairman, CEO and Acting CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on April 15, 2009.

By: /s/ Michael S. Borish
Michael S. Borish, Chairman, CEO and Acting
CFO and Director

By: /s/ Edmund F. Curtis
Edmund F. Curtis, COO, President and Director

PART F/S. FINANCIAL STATEMENTS.

FREEDOM ENVIRONMENTAL SERVICES, INC.

Lawrence Scharfman & Co., CPA P.A.
Certified Public Accountants
18 E. Sunrise Hwy, Suite 201	9608 Honey Bell Circle
Freeport, NY 11520	Boynton Beach, FL 33437
Telephone: (516) 771-5900	Telephone: (561) 733-0296
Fax: (516) 771-2598	Fax: (561) 740-0613

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Freedom Environmental Services, Inc.
Miami Beach, Florida

We have audited the accompanying balance sheets of Freedom Environmental Services, Inc. ("the Company") as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for each of the two-Years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company had an accumulated deficit of $378,081 and a working capital deficit of $405,362 at December 31, 2007 and 2008. While the Company is continuing to increase sales, other sources of revenue will be necessary for the current year Management may attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freedom Environmental Services, Inc.("the Company") as of December 31, 2007 and 2008, and the related statements of operations, stockholders' equity and cash flows for each of the two-years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

Fort Lauderdale, Florida
April 14, 2009

FREEDOM ENVIRONMENTAL SERVICES, INC. CONSOLIDATED BALANCE SHEET

FOR THE YEAR ENDED DECEMBER 31, 2008

as of DECEMBER 31, 2008

ASSETS

Current Assets
Cash	$-
Accounts Receivable	191,843
Total current assets	191,843

Property and Equipment
Automobiles	21,540
Furniture and Equipment	1,250
Leasehold Improvements	891
Less: Accumulated Depreciation	(2,500)
Total property and equipment	21,181

Other Assets
Intangible Assets	850
Deposits	5,250
Total other assets	6,100

TOTAL ASSETS	$229,124

LIABILITIES
Current Liabilities
Accounts Payable	$81,800
Line of Credit	14,995
Shareholder Loans	508,410

Total Current Liabilities	607,205

TOTAL LIABILITIES	607,205

Common Stock, par value $.001 per share 35,158,0938 shares issued	35,158
and outstanding at December 31, 2007

Paid in Capital	(35,158)
Retained Earnings(Deficit)	(378,081)

Total Stockholders' Equity	(378,081)

TOTAL LIABILITIES AND SHAREHOLDER EQUITY	$229,124

See Notes to Financial Statements

FREEDOM ENVIRONMENTAL SERVICES, INC. CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2008

		Period from Inception (December 27, 2007) to Dec. 31, 2007

	Year Ended December 31, 2008

REVENUE	$293,584	$-
COST OF SALES	147,251
Gross Profit	146,333	-

SELLING GENERAL AND ADMINISTRATIVE EXPENSES	(509,536)	(4,176)
NET LOSS BEFORE OTHER INCOME & EXPENSES	$(363,203)	$(4,176)
OTHER INCOME AND EXPENSES
Interest Expense	(10,702)	-
Total Other Income and Expenses	$(373,905)	-
NET LOSS	$(373,905)	$(4,176)
LOSS PER COMMON SHARE- BASIC AND DILUTED	$(0.01)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-
BASIC AND DILUTED	27,931,258	20,704,427
See Notes to Financial Statements

Freedom Environmental Services, Inc.
Consolidated Statement of Changes in Stockholders' Equity
From Inception (December 27, 2007) through DECEMBER 31, 2007 AND 2008

			Additional Paid-in Capital
					Total Stockholder’s Equity (Deficit)
	Common			Retained Earnings (Deficit)
	Shares	Amount

Balance December 27,2007	20,704,427	20,704	(20,704)		-
Net Loss December 27, 2007
through December 31, 2007				(4,176)	(4,176)
Balance December 31, 2007	20,794,427	20,704	(20,704)	(4,176)	(4,176)

Common Stock issued for Reverse Merger	14,453,481	14,453	(14,453)
Net Loss December 30,2008				(373,905)	(373,905)
Balance December 31, 2006\8	35,157,908	35,157	(35,157)	(378,081)	(378,081)

See Notes to Financial Statements

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2008
AND THE PERIOD FROM INCEPTION(December 27,2007) to DECEMBER 31, 2007

	December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2008	2007
Net Income (Loss)	$(373,905)	(4,176)
Adjustments to reconcile net loss to cash provided (used) by operating activities:

Depreciation and amortization	2,500	-

(Increase) decrease of assets:
Accounts Receivable	(10,000)
Intangible Assets	(850)
Deposit	(5,250)
(Decrease) increase in liabilities:
Accounts Payable	83,662	138
NET CASH FLOWS FROM OPERATING ACTIVITIES	(303,843)	(4,038)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(23,681)	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	(23,681)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from Shareholder	504,372	4,038
Proceeds from Line of Credit	14,995	-
NET CASH FLOWS FROM FINANCING ACTIVITIES	519,367	4,038

NET INCREASE IN CASH	191,843	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$191,843	-

SUPPLEMENTAL DISCLOSURES
Interest Paid	$877	-
Taxes Paid	$17,209	-

See Notes to Financial Statements

     FREEDOM ENVIRONMENTAL SERVICES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2008 AND YEARS ENDED DECEMBER 31, 2007 AND 2008

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

On June 24, 2008 the Company acquired 100% of the membership interests in Freedom Environmental Services, LLC (“FELC”), a Florida Limited Liability Company established December 27, 2007, for consideration consisting of 20,704,427 shares of the common stock of the Company. As a result of this transaction, the former members of FELC hold approximately 59% of the voting capital stock of the Company immediately after the transaction and the composition of the senior management of the Company became the senior management of FELC. For financial accounting purposes, this acquisition was a reverse acquisition of the Company by FELC under the purchase method of accounting, and was treated as a recapitalization with FELC as the acquirer in accordance with Paragraph 17 of SFAS 141. Accordingly, the historical financial statements presented are those of FELC.

On June 24, 2008 the former management and directors of the company resigned and the former members of FELC were appointed as follows:

Michael S. Borish was named Chairman of the Board of Directors and was appointed Chief Executive Officer.

Edmund F. Curtis joined the Board of Directors and was appointed President and Chief Operating Officer of the Company.

John Holwell joined the Board of Directors and was appointed Vice President of the Company. Mr. Holwell resigned his position as a member of the Board of Directors effective Novemeber 17, 2008 and no longer serves as an officer.

COMMON STOCK OUTSTANDING

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2008:

*	Preferred stock, $ 0.001 par value; 75,000,000 shares authorized: -0- shares issued and outstanding.
*	Common stock, $ 0.001 par value; 100,000,000 shares authorized: 35,157,908 shares issued and outstanding.

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

Michael S. Borish was named Chairman of the Board of Directors and was appointed Chief Executive Officer.

Edmund F. Curtis joined the Board of Directors and was appointed President and Chief Operating Officer of the Company.

John Holwell joined the Board of Directors and was appointed Vice President of the Company.

COMMON STOCK OUTSTANDING

The stockholders' equity section of the Company contains the following classes of capital stock as of DECEMBER 31, 2007 AND 2008:

*	Preferred stock, $ 0.001 par value; 75,000,000 shares authorized: -0- shares issued and outstanding.
*	Common stock, $ 0.001 par value; 100,000,000 shares authorized: 35,157,908 shares issued and outstanding.

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants at DECEMBER 31, 2007 AND 2008 and 2007 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not determined the impact on its financial statements of this accounting standard.

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

Note 3 – Line of Credit

The Company has a line of credit with Royal Bank of Canada. The line is for one year and carries an interest rate of LIBOR +3%. The balance outstanding as of December 31, 2008 is $14,995.

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

The shareholder loans were amended on August 13, 2008 to require payment of principal no later than December 31, 2009.

Note 5 – Income taxes

As of December 31, 2007 and 2008, the Company had not filed a tax return for the current years. As such the Company has not established any U.S. federal and state net operating loss carry forwards available to offset future taxable income. Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at DECEMBER 31, 2007 AND 2008.

Note 6 – Commitment and Contingencies

On January 1, 2008, FELC entered into an agreement to lease a 6000 square foot facility and seventy feet of additional land at a rate of $3700 per month. The lease is for a period of one years commencing on January 1, 2008 and expiring on December 31, 2008. The lease contains a renewal option enabling the Company to renew the lease for an additional years upon terms and conditions acceptable to the owner. Pursuant to the lease, FELC is responsible for the payment of all property taxes maintenance and repair charges during the term of the lease.

Note 7– Other Items

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $378,081 and a working capital deficit of $405,362 at December 31, 2008. While the Company is continuing to increase sales, other sources of revenue will be necessary for the current year. Management may attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue.