Form 10-Q
period 2009-03-31
Freedom Environmental Services, Inc.
filed 2009-05-20
CIK 1443818

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarter ended March 31, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yesx No¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer ¨	Accelerated filer ¨	Non–Accelerated filer ¨	Small Business Issuer x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes¨ Nox

Transitional Small Business Disclosure Format (check one): Yes Nox

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 20, 2009
Common stock, $0.001 par value	35,158,093

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

	Freedom Environmental Services, Inc.
	INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED MARCH 31, 2009

	TABLE OF CONTENTS

	PART I
	FINANCIAL INFORMATION
		Page Numbers

PART I - FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets	5
	Condensed Consolidated Statements of Income	6
	Condensed Consolidated Statement of Cash Flows	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
PART II - OTHER INFORMATION
Item1	Legal Proceedings	28
Item1A	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5	Other information	31
Item 6.	Exhibits	31

Signatures		32

CERTIFICATIONS
Exhibit 31 – Management certification	33
Exhibit 32 – Sarbanes-Oxley Act	34

PART I

ITEM 1 – FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET

	March 31,2009	December 31, 2008
	(unaudited)	(Restated)
ASSETS
Current Assets
Cash	$-	$191,843
Accounts receivable	69,814	10,000
Total current assets	69,814	201,843

Property and equipment, net	19,417	21,181

Intangible assets, net	850	850

Other assets	11,738	5,250

TOTAL ASSETS	$101,819	$229,124
LIABILITIES
Current Liabilities
Bank overdraft	$2,357	-
Accounts payable	77,794	83,800
Accrued expenses and other liabilities	495,491	366,350
Line of credit	14,995	14,995
Due to related party	636,340	603,410
Total Current Liabilities	1,226,977	1,068,555

TOTAL LIABILITIES	$1,226,977	$1,068,555

CONTINGENCIES AND COMMITMENTS
Preferred Stock, $.001 par value, 75,000,000 shares authorized, none issued and outstanding at March 31, 2009
and December 31, 2008, respectively	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized,
35,158,093 and 35,158,093 shares issued and outstanding at
March 31, 2009 and December 31, 2008, respectively	35,158	35,158

Paid in Capital	659,842	659,842
Retained Earnings(Deficit)	(1,820,158)	(1,534,431)
Total Stockholders' Equity	(1,125,158)	(839,431)

TOTAL LIABILITIES AND SHAREHOLDER EQUITY	$101,819	$229,124

The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM ENVIRONMENTAL SERVICES AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	March 31, 2009	March 31, 2008

Revenues	$26,754	$135,896
Cost of goods sold	6,358	62,992
Gross Profit	20,396	72,904

Operating expenses:
Selling, general, and administrative expenses	286,467	174,309
Loss from operations	$(266,071)	$(101,405)

Other income (expense):
Interest Expense	(19,656)	(268)
Total Other Income and Expenses	(19,656)	(268)

Net loss	$(285,727)	$(101,673)

Loss per common share- basic and diluted	$(0.002)	$(0.013)

Weighted average number of shares
outstanding- basic and diluted	35,158,093	20,704,727

The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM ENVIRONMENTAL SERVICES AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three months ended

	March 31,2009	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(285,727)	$(101,673)

Adjustments to reconcile net loss to cash provided (used)
by operating activities:
Depreciation and amortization	2,178	-
(Increase) decrease of assets:
Accounts Receivable	(59,814)	(25,805)
Intangible Assets	-	(850)
Other Assets	(6,488)	(4,865)
(Decrease) increase in liabilities:
Accounts Payable	(6,006)	4,419
Accrued Expenses	129,141	-
Bank Overdraft	2,356	35,025
NET CASH FLOWS FROM OPERATING ACTIVITIES	(224,360)	(93,749)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(413)	(23,681)
NET CASH PROVIDED BY INVESTING ACTIVITIES	(413)	(23,681)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from Shareholder	32,930	117,430
NET CASH FLOWS FROM FINANCING ACTIVITIES	32,930	117,430

NET INCREASE IN CASH	(191,843)	-

CASH AND CASH EQUIVALENTS - BEGINNING OF
PERIOD	191,843	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES
Interest Paid	$251	$268
Taxes Paid	$7,331	$159

The accompanying notes are an integral part of these consolidated financial statements.

Freedom Environmental Services, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2009 (UNAUDITED)

Note 1 – General Organization and Business

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

COMMON STOCK OUTSTANDING

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2009:

*	Preferred stock, $ 0.001 par value; 75,000,000 shares authorized: -0- shares issued and outstanding.
*	Common stock, $ 0.001 par value; 100,000,000 shares authorized: 35,158,093shares issued and outstanding

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

Note 2- Restatement of Financial Statements

In connection with the preparation of the financial statements and the audit report for the financial statements for the year ended December 31, 2008 we have determined that errors in the accounting treatment and reported amounts in our previously filed financial statements. As a result, we determined to restate our financial statements for the year ended December 31, 2008.

In connection with the restatement, we are designing internal procedures and controls for purposes of the preparation and certification of our financial statements going forward. In this process, we identified certain errors in accounting determinations, which have been reflected in the restated financial statements.

These restated financial statements include adjustments related to the following:

On December 15, 2008 the company entered into employment agreements with the company’s two officers for the annual amount of $185,000 and $165,000, respectively. The employment agreements under the reference “Term” specifically set forth that the agreements were to be retroactive to January 1, 2008 “this agreement will be retroactive to January 1, 2008.” The company did not accrue any compensation expenses consistent with the provisions of the agreements. Further the company also did not accrue related payroll tax liability which would have also been required. Accordingly $350,000 was added as accrued compensation liability and $16,350 was added as accrued payroll tax liability in the restated financial statements for the year ended December 31, 2008.

On December 11, 2008 the company entered into two convertible promissory note with two related parties in the amount of $600,000 and $95,000 respectively. The two agreements afforded the holder an option on the date of inception of the agreement to convert the note into shares of the company’s common stock equal to 50% of the market price of the corporation common stock on the date of the conversion. The company did not consider beneficial conversion features of the convertible promissory note. Accordingly $695,000 was added as interest expense related to the beneficial conversion feature in the restated financial statements for the year ended December 31, 2008.

The Company entered into the $95,000 convertible promissory note as a result of a related party company because it had a lack of sufficient capital to pay for its employees and the related party comany; which was owned by the chief executive company, made direct payments to an employee of the company for services the employee was performing on behalf of the company. During the year ended December 31, 2008 the Company did not record the compensation expense related to the services performed by the employee and also did not record the the liability which the company was responsible for as a result of the convertible promissory note in the amount of $95,000. The restated financial statement for the year ended December 31, 2008 has taken into account the compensation expense and liability to the related party in the amount of $95,000.

The following were corrections made to the company statement of operations for the year ended December 31, 2008:

	As	Restatement	As
	Originally Presented	Adjustment	Restated
Revenue	293,584		293,584
Cost of Sales	147,251		147,251
Gross Profit	146,333		146,333

Selling general and administrative	509,536	461,350	970,886

Net loss before other income and expense	(363,203)		(824,553)

Interest Expense	10,702	695,000	705,702
Net Loss	(373,905)		(1,530,255)

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the three months ended March 31, 2009 and year ended December 31, 2008, the Company incurred losses from operations of $266,071 and $824,553, respectively. As of March 31, 2009, the Company has negative working capital of $1,157,163, an accumulated deficit of $1,820,158.

While the Company is continuing to increase sales, other sources of revenue will be necessary for the current year. Management may attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The company shareholders have continued to advance funds to the company but there can be no assurance that future advances will be made available.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s existence is dependent upon management’s ability to develop profitable operations and to resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued effort to grow its sales channels.

Note 4 – Summary of Significant Accounting Policies and Practices

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

Had income taxes been determined based on an effective tax rate of 39.5% consistent with the method of SFAS 109, the Company's net losses for all periods presented would not materially change.

GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the FASB issued Statement No. 142 Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited, with a weighted average useful life of 15 years.

In performing this assessment, management uses the income approach and the similar transactions method of the market approach to develop the fair value of the acquisition in order to assess its potential impairment of goodwill. The income approach is based on a discounted cash flow model which relies on a number of factors, including operating results, business plans, economic projections and anticipated future cash flows. Rates used to discount future cash flows are dependent upon interest rates and the cost of capital at a point in time. The similar transactions method is a market approach methodology in which the fair value of a business is estimated by analyzing the prices at which companies similar to the subject, which are used as guidelines, have sold in controlling interest transactions (mergers and acquisitions). Target companies are compared to the subject company, and multiples paid in transactions are analyzed and applied to subject company data, resulting in value indications. Comparability can be affected by, among other things, the product or service produced or sold, geographic markets served, competitive position, profitability, growth expectations, size, risk perception, and capital structure. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (“SAB No. 104”). SAB 104 clarifies application of generally accepted accounting principles related to revenue transactions. The Company also follows the guidance in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables ("EITF Issue No. 00-21"), in arrangements with multiple deliverables.

The Company recognizes revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured.

The Company receives revenue for consulting services, video streaming services, equipment sales and leasing, installation, content licensing, and maintenance agreements. Sales and leasing agreement terms generally are for one year, and are renewable year to year thereafter. Revenue for consulting services is recognized as the services are provided to customers. For upfront payments and licensing fees related to contract research or technology, the Company determines if these payments and fees represent the culmination of a separate earnings process or if they should be deferred and recognized as revenue as earned over the life of the related agreement. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations. Revenues from monthly video streaming agreements, as well as equipment maintenance, are recorded when earned. Operating equipment lease revenues are recorded as they become due from customers. Revenues from equipment sales and installation are recognized when equipment delivery and installation have occurred, and when collectability is reasonably assured.

In certain cases, the Company enters into agreements with customers that involve the delivery of more than one product or service. Revenue for such arrangements is allocated to the separate units of accounting using the relative fair value method in accordance with EITF Issue No. 00-21. The delivered item(s) is considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a standalone basis, (2) there is objective and reliable evidence of the fair value of the undelivered item(s) and (3) if the arrangement includes a general right of return, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. If all the conditions above are met and there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values.

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through March 31, 2009. Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants at March 31, 2009 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The provisions of FSP No. 03-6-1 shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The provisions of FSP No. 03-6-1 are effective for the Company retroactively in the first quarter ended March 31, 2009. The Company is currently assessing the impact of FSP No. EITF 03-6-1 on the calculation and presentation of earnings per share in its’ consolidated financial statements.

On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 141R, Business Combinations (“FAS 141R”), FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FSP 160”), Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”), Emerging Issues Task Force (“EITF”) Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements, EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”), EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”), FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) and FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)(“APB 14-1”).

FAS 141R expands the scope of acquisition accounting to all transactions under which control of a business is obtained. This standard requires an acquirer to recognize the assets acquired and liabilities assumed at the acquisition date fair values with limited exceptions. Additionally, FAS 141R requires that contingent consideration as well as contingent assets and liabilities be recorded at fair value on the acquisition date, that acquired in-process research and development be capitalized and recorded as intangible assets at the acquisition date, and also requires transaction costs and costs to restructure the acquired company be expensed. Transactions are now being accounted for under this standard. On April 1, 2009, the FASB issued Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which is effective January 1, 2009, and amends the guidance in FAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can reasonably be estimated. If the acquisition date fair value of an asset acquired or liability assumed that arises from a contingency cannot be determined, the asset or liability would be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies (“FAS 5”), and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. If the fair value is not determinable and the FAS 5 criteria are not met, no asset or liability would be recognized.

FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other principles of GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

FAS 160 provides guidance for the accounting, reporting and disclosure of noncontrolling interests and requires, among other things, that noncontrolling interests be recorded as equity in the consolidated financial statements. The adoption of FAS 160 did not affect the Company’s consolidated financial position or consolidated results of operations.

FAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, FAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. Since FAS 161 requires only additional disclosures about the Company’s derivatives and hedging activities, the adoption of FAS 161 did not affect the Company’s consolidated financial position or consolidated results of operations.

EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The effect of adoption of EITF 07-1 did not affect the Company’s consolidated financial position or consolidated results of operations.

EITF 08-6, which is effective January 1, 2009, clarifies the accounting for certain transactions and impairment considerations involving equity method investments and is applied on a prospective basis to future transactions.

EITF 08-7, which is effective January 1, 2009, clarifies that a defensive intangible asset (an intangible asset that the entity does not intend to actively use, but intends to hold to prevent others from obtaining access to the asset) should be accounted for as a separate unit of accounting and should be assigned a useful life that reflects the entity’s consumption of the expected benefits related to the asset. EITF 08-7 is applied on a prospective basis to future transactions.

FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive nonforfeitable dividends before they vest will be considered participating securities and included in the earnings per share calculation pursuant to the two class method. The effect of adoption of FSP EITF 03-6-1 was not material to the Company’s consolidated results of operations.

APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 was adopted on January 1, 2009, and did not affect the Company’s consolidated financial position or consolidated results of operations.

Recently Issued Accounting Standards

The FASB recently issued Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2/124-2”) and Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1/APB 28-1”).

Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for an asset or liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. Since FSP FAS 157-4 is effective for interim reporting periods ending after June 15, 2009, the Company will adopt the provisions of FSP FAS 157-4 during the second quarter of 2009 and is currently assessing the impact of adoption on its consolidated financial position and consolidated results of operations.

FSP FAS 115-2/124-2 changes existing guidance for determining whether debt securities are other-than-temporarily impaired and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. Since FSP FAS 115-2/124-2 is effective for interim reporting periods ending after June 15, 2009, the Company will adopt the provisions of FSP FAS 115-2/124-2 during the second quarter of 2009 and is currently assessing the impact of adoption on its consolidated financial position and consolidated results of operations.

FSP FAS 107-1/APB 28-1 requires disclosures about fair values of financial instruments in interim and annual financial statements. Prior to the issuance of FSP FAS 107-1/APB 28-1, disclosures about fair values of financial instruments were only required to be disclosed annually. FSP FAS 107-1/APB 28-1 requires disclosures about fair value of financial instruments in interim and annual financial statements. Since FSP FAS 107-1/APB 28-1 is effective for interim reporting periods ending after June 15, 2009, the Company will adopt FSP FAS 107-1/APB 28-1 in the second quarter 2009. Since FSP FAS 107-1/APB 28-1 requires only additional disclosures of fair values of financial instruments in interim financial statements, the adoption will not affect the Company’s consolidated financial position or consolidated results of operations.

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

Note 4 – Line of Credit

The Company has a line of credit with Royal Bank of Canada. The line is for one year and carries an interest rate of LIBOR +3%. The balance outstanding as of March 31, 2009 is $14,995.

Note 5 –Due to related party

The company entered into a convertible promissory note with a shareholder of the company and a related party on December 11, 2008 in the amount of $600,000. The promissory note had convertible beneficial feature which allowed the holder on the inception of the convertible promissory note into the companies common stock equal to 50% of the market price of the corporations common stock on the date of conversion. The company recorded a beneficial interest expense in the amount of $600,000 in the year ended December 31, 2008. The notes have a annual interest rate of 15%. As of March 31, 2009 the company has a due to related party relating to the following promissory note in the amount of $293,250.

The company entered into a convertible promissory note with a related party company owned by the company’s chief executive officer on December 11, 2008 in the amount of $95,000. The promissory note had convertible beneficial feature which allowed the holder on the inception of the convertible promissory note into the companies common stock equal to 50% of the market price of the corporations common stock on the date of conversion. The company recorded a beneficial interest expense in the amount of $95,000 in the year ended December 31, 2008. The notes have a annual interest rate of 15%. As of March 31, 2009 the company has a due to related party relating to the following promissory note in the amount of $95,000.

The company receives advances from its shareholders during the regular course of business. The advances to the related party shareholders have an annual rate of 15%. As of March 31, 2009 the company has a due to its is related party members (shareholders) $248,090.

Note 6 – Income taxes

The provision (benefit) for income taxes from continued operations for the period ended March 30, 2009 consist of the following:

		March 31,	December 31,
		2009	2008
Current:
		-	-
Federal	$		$
State
Deferred:
Federal		$618,853	$521,706
State		100,109	84,394
		718,962	606,100
Benefit from the operating loss carryforward		(718,962)	(606,100)
(Benefit) provision for income taxes, net		$-	$––

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	March 31,	December 31,
	2009	2008
Statutory federal income tax rate
State income taxes and other	34.0%	34.0%
Effective tax rate	5.5%	5.5%
	39.5%	39.5%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	March 31,	December 31,
	2009	2008
Net operating loss carryforward	718,962	606,100

Valuation allowance
	(718,962)	(606,100)
Deferred income tax asset
	$-	$-

The Company has a net operating loss carryforward of approximately $718,962 available to offset future taxable income through 2028.

Note 7 – Commitment and Contingencies

On January 1, 2008, FELC entered into an agreement to lease a 6000 square foot facility and seventy feet of additional land at a rate of $3700 per month. The lease is for a period of one years commencing on January 1, 2008 and expiried on January 1, 2009. On January 1, 2009 the company entered into a month to month lease with Regus at a rate of $1,200 per month.

Note 8– Subsequent events

On May 15, 2009 the company entered into a lease agreement for office space. The term of the agreement set forth that a monthly rent is $1,927 with lease term is through June 1, 2011.

Unless otherwise noted, references in this Form 10-K to “Freedom” the “Company,” “we,” “our” or “us” means Freedom

Environmental Services, Inc., a Delaware corporation.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this registration statement. Portions of this document that are not statements of historical or current fact are forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this registration statement should be read as applying to all related forward-looking statements wherever they appear in this registration statement. From time to time, we may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: changes in the economy or in specific customer industry sectors; changes in customer procurement policies and practices; changes in product manufacturer sales policies and practices; the availability of product and labor; changes in operating expenses; the effect of price increases or decreases; the variability and timing of business opportunities including acquisitions, alliances, customer agreements and supplier authorizations; our ability to realize the anticipated benefits of acquisitions and other business strategies; the incurrence of debt and contingent liabilities in connection with acquisitions; changes in accounting policies and practices; the effect of organizational changes within the Company; the emergence of new competitors, including firms with greater financial resources than ours; adverse state and federal regulation and legislation; and the occurrence of extraordinary events, including natural events and acts of God, fires, floods and accidents.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations regarding our ability to generate operating cash flows and to fund our working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, pricing levels, the timing and cost of capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

  the risks of a development stage company;
  management’s plans, objectives and budgets for its future operations and future economic performance;
  capital budget and future capital requirements;
  meeting future capital needs;
  our dependence on management and the need to recruit additional personnel;
  limited trading for our common stock
  the level of future expenditures;
  impact of recent accounting pronouncements;
  the outcome of regulatory and litigation matters; and
  the assumptions described in this report underlying such forward-looking statements. Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:
  those described in the context of such forward-looking statements;
  future product development and marketing costs;
  changes in our pricing plans;
  timely development and acceptance of our products;
  the markets of our domestic operations;

  the impact of competitive products and pricing;
  the political, social and economic climate in which we conduct operations; and
  the risk factors described in other documents and reports filed with the Securities and Exchange Commission.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. We believe these forward-looking statements are reasonable. However, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to update publicly any of them in light of new information or future events.

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

We were was incorporated under the laws of the State of Delaware on October 6, 1978 as United States Aircraft Corp and we have undergone numerous name changes, the most recent being on June 11, 2008 when we amended its certificate of incorporation in order that it may change its name from BMXP Holdings, Inc. to Freedom Environmental Services, Inc.

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

On July 3, 2006, we exchanged 100% of the of the share capital of our wholly owned subsidiary, Bio-Matrix Scientific Group, Inc., a Nevada corporation (“BMSG”) engaged in the business of stem cell banking and the development of medical devices, for 10,000,000 common shares in Tasco International Holdings, Inc, a Delaware corporation which was subsequently renamed Bio-Matrix Scientific Group, Inc. (“BMSN”). n May 23, 2007 we transferred ownership of 11,462,570 common shares of BMSN (including 1,462,570 of the common shares of BMSN issued to us in full satisfaction of the amount then owed to us of $1,191,619) to the BMXP Holdings, Inc. Shareholders Business Trust (the “BMXP Trust”) for benefit of our shareholders of record as of May 23, 2007. From May 23, 2007 to June 24, 2008, we were a “shell company” as that term is defined in Rule 405 promulgated under the Securities Act of 1933, as amended. On June 24, 2008 we acquired 100% of the membership interests in Freedom Environmental Services, LLC (“FELC”), a Florida Limited Liability Company, for consideration consisting of 20,704,427 shares of our common stock of the Issuer.

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

FELC has since identified suitably zoned land which it feels would be adequate for the establishment of a waste collection and treatment plant and has entered into negotiations to obtain a long term lease for that property. No assurance can be given that such a lease may be obtained by us.

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

Competitive business conditions, the issuer’s competitive position in the industry, and methods of competition:

FELC, our operating subsidiary, is recently formed and has yet to achieve substantial revenues or profits (revenues from inception to March 31, 2009 equal approximately $311,000. The industries in which we compete and intend to compete are highly competitive and, especially in the area of biofuel production, characterized by rapid technological advancement. Many of our competitors have greater resources than we do.

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

Loans from Senior Officers during the Interim Period consisted of the following:

Between January 1, 2008 and January 16, 2008 Edmund F. Curtis, a Director of the Company and President and Chief Operating Officer of the Company, has loaned FELC the amount of $ 1,893

Between January 2, 2008 and March 3, 2008 John Holwell, a Director of the Company and Vice President of the Company, has loaned FELC the amount of $ 3,182

During the Interim Period a company controlled by Michael S. Borish the Company’s Chairman of the Board and Chief Executive Officer, and Michael S. Borish have loaned FELC the amount of $198,065 .

As of March 31, 2009, an aggregate of 541,340 is owed to senior officers all of whom are also shareholders.

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

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

We had revenue of $26,754 during the three months ended March 31, 2009 as compared to revenue of $135,896 for the comparable period in 2008. Revenue for the quarter decreased versus the prior comparable quarter due to the downturn of the economy in customers going out of business and less revenues from existing customers.

Our cost of goods sold for the three months ended March 31, 2009 was $6,358 as compared to $62,992 for the same period ended 2008. The decrease in cost of goods sold is due to the company starting operations having substantially lower sales in the current quarter.

Selling, general and administrative expenses were $286,467 for the three months ended March 31, 2009 as compared to $174,309 for the same period in 2008. This is due to the fact that the company more employees and payroll in the current quarter.

Our net loss for the three months ended March 31, 2009 was $285,727 as compared to $101,673 during the same period in 2008. The loss primarily reflects the costs associated with starting up our business and the reduction of sales in the current quarter

Liquidity and Capital Resources

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2009 and the period since December 27, 2007 (date of inception) through March 31, 2009, the Company has had a net loss of $285,727 and $1,820,158 respectively, and cash used by operations of $224,360 and $1,192,154 respectively, and negative working capital of $1,157,163 at March 31, 2009.

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

Critical Accounting Estimates and Recently Issued Accounting Standards

The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following significant policies as critical to the understanding of our condensed financial statements. The preparation of our condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting periods. Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are the carrying amount of our intangible assets.

We believe the following is among the most critical accounting policies that impact our financial statements:

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended March 31, 2009.

We suggest that our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

- Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (“SAB No. 104”). SAB 104 clarifies application of generally accepted accounting principles related to revenue transactions. The Company also follows the guidance in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables ("EITF Issue No. 00-21"), in arrangements with multiple deliverables.

The Company recognizes revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured.

The Company receives revenue for consulting services, video streaming services, equipment sales and leasing, installation, content licensing, and maintenance agreements. Sales and leasing agreement terms generally are for one year, and are renewable year to year thereafter. Revenue for consulting services is recognized as the services are provided to customers. For upfront payments and licensing fees related to contract research or technology, the Company determines if these payments and fees represent the culmination of a separate earnings process or if they should be deferred and recognized as revenue as earned over the life of the related agreement. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations. Revenues from monthly video streaming agreements, as well as equipment maintenance, are recorded when earned. Operating equipment lease revenues are recorded as they become due from customers. Revenues from equipment sales and installation are recognized when equipment delivery and installation have occurred, and when collectability is reasonably assured.

In certain cases, the Company enters into agreements with customers that involve the delivery of more than one product or service. Revenue for such arrangements is allocated to the separate units of accounting using the relative fair value method in accordance with EITF Issue No. 00-21. The delivered item(s) is considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a standalone basis, (2) there is objective and reliable evidence of the fair value of the undelivered item(s) and (3) if the arrangement includes a general right of return, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. If all the conditions above are met and there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values.

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through March 31, 2009. Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

     Our principal executive officer and our principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     The Company and its newly appointed independent registered public accounting firm identified certain significant internal control deficiencies during their financial review for the three months ended March 31, 2009. We considered these weakness, in the aggregate, to be a material weakness. The primary concerns were a) the employment agreements which were entered into by our company with two of our officers during the year ended December 31, 2008; and which we were required to accrue for both compensation and related payroll taxes for these two officers, and for which we did not properly accrue for such expenditures for the year ended December 31, 2008; b) the convertible promissory notes agreements which were entered into by us with two related parties during the year ended December 31, 2008; and which we were required to account for the beneficial conversion features of the promissory notes consistent with the agreements, and for which we did not properly account for such beneficial conversion features for the year ended December 31, 2008. Management intends to rectify these deficiencies.

Management, at this time, believe these concerns will have a material impact on the financials presented herein and therefore have presented an un-audited restated balance sheet for the year ended December 31, 2008 and which is presented in greater detail in Note 2 of the financial statements. Management plans review all financial disclosures in the Form 10-K for the for the year ended December 31, 2008 and may determine to restate the Form 10-K. If such restatement is required, the Company will publish a Form 8-K regarding any restatement and file amended financial statements. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as of December 31, 2008 and March 31, 2009 may not be effective due to possible material weakness in our internal controls over financial reporting described below, and other factors related to the Company’s financial reporting processes. Management, at this time, believe these concerns will not have a material impact on the financial statements presented herein as these financial statements are adjusted for the prospective revisions needed in the Form 10-K for the period ended December 31, 2008. The Company is in the process of evaluating the internal controls and procedures to ensure that the internal controls and procedures satisfy the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment.

Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in our quarterly reports on Form 10-Q for the period for the three months ended March 31, 2009.

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

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Lack Of Segregation Of Duties

     Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any legal proceedings, there are no known judgments against the Company, nor are there any known actions or suits filed or threatened against it or its officers and directors, in their capacities as such. We are not aware of any disputes involving the Company and the Company has no known claim, actions or inquiries from any federal, state or other government agency. We are not aware of any claims against the Company or any reputed claims against it at this time, except as follows:

On April 30, 2009, Total Enviro Services, Inc. filed suit against William Lee and Freedom Environmental Services, Inc. in the Ninth Judicial Circuit in Orange County, Florida . The suit asserts claims for alleged breaches of a covenant not to compete. The plaintiffs are seeking unspecified monetary damages and injunctive relief. We believe that the lawsuit is without merit and the Company intends to defend this suit vigorously.

ITEM 1A - Risk Factors

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. However, the following risk factors, in addition to risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 should be considered

OUR COMMON STOCK IS SUBJECT TO PENNY STOCK REGULATION

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stock", trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

FINRA SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

     In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities of during the period ended March 31, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended March 31, 2009.

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. EXHIBITS
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act(1)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act.(1)
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act.(1)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act.(1)

(1) Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2009
By: /s/ Michael S.Borish
Name: Michael S. Borish
Title: Chairman, CEO and Acting CFO