Form 10-Q
period 2009-06-30
Freedom Environmental Services, Inc.
filed 2009-08-14
CIK 1443818

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarter ended June 30, 2009
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number: 000-53388

 Freedom Environmental Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	56-2291458
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5036 Dr. Phillips Blvd., #306
Orlando, FL 32819
 (Address of principal executive offices)(Zip Code)

(407) 658-6100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or  15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non–Accelerated filer  ☐ Small Business Issuer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2009
Common stock, $0.001 par value	58,082,093

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

Freedom Environmental Services, Inc.
INDEX TO FORM 10-Q FILING

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

CERTIFICATIONS

Exhibit 31 – Management certification………………….....................................................................................................…………...................………………………………………………... 33

Exhibit 32 – Sarbanes-Oxley Act…………………………………………………...………………….........................................................................................................................……………..34

PART I

ITEM 1 – FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2009	December 31, 2008
	(unaudited)	(Restated)
ASSETS
Current Assets
Cash	$3,549	$191,843
Accounts receivable	18,095	10,000	1,000
Total current assets	21,644	201,843

Property and equipment, net	16,417	21,181

Intangible assets, net	850	850

Other assets	6,487	5,250

TOTAL ASSETS	$45,398	$229,124
LIABILITIES
Current Liabilities
Accounts payable	$90,877	83,800
Accrued expenses and other liabilities	552,880	366,350	366,350
Line of credit	13,307	14,995	14,995
Due to related party	807,632	603,410
Total Current Liabilities	1,464,696	1,068,555

TOTAL LIABILITIES	$1,464,696	$1,068,555

CONTINGENCIES AND COMMITMENTS

Preferred Stock, $.001 par value, 75,000,000 shares authorized, none issued and outstanding at June 30, 2009
and December 31, 2008, respectively	-	-

Common Stock, $.001 par value, 100,000,000 shares authorized,
35,158,093 shares issued and outstanding at
June 30, 2009 and December 31, 2008, respectively	35,158	35,158

Paid in Capital	659,842	659,842
Retained Earnings(Deficit)	(2,114,298)	(1,534,431)
Total Stockholders' Equity	(1,419,298)	(839,431)
TOTAL LIABILITIES AND SHAREHOLDER EQUITY	$45,398	$229,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM ENVIRONMENTAL SERVICES AND SUBSIDIARY
CONSENDED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
NET SALES	$ 62,673	66,653	89,427	202,549
COST OF SALES	14,316	104,719	20,674	167,711
GROSS PROFIT	48,357	(38,066)	68,753	34,838

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	320,792	88,752	607,259	263,061
LOSS FROM OPERATIONS	(272,435)	(126,818)	(538,506)	(228,223)

OTHER INCOME (EXPENSE)
INTEREST EXPENSE	(21,705)	(10,915)	(41,361)	(11,183)
TOTAL OTHER INCOME (EXPENSE)	(21,705)	(10,915)	(41,361)	(11,183)
LOSS BEFORE INCOME TAXES	294,140	(137,733)	(579,867)	(239,406)
INCOME TAX PROVISION	-	-	-	-
NET LOSS	(294,140)	(137,733)	(579,867)	(239,406)
BASIC AND DILUTED LOSS PER SHARE:
NET LOSS PER SHARE	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.01)
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	35,158,093	21,307,284	35,158,093	21,909,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM ENVIRONMENTAL SERVICES AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
	Three and six months ended
	June 30,2009	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(579,867)	$(239,406)
Adjustments to reconcile net loss to cash provided (used)
by operating activities:
Depreciation and amortization	7,678	1,243

(Increase) decrease of assets:
Accounts Receivable	(8,095)	(47,129)
Intangible Assets	-	(850)
Other Assets	(1,237)	(5,250)
(Decrease) increase in liabilities:
Accounts Payable	7,077	53,207
Accrued Expenses	186,530	9,826
Bank Overdraft	-	4,813
NET CASH FLOWS FROM OPERATING ACTIVITIES	(387,914)	(223,546)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,914)	(25,452)
NET CASH PROVIDED BY INVESTING ACTIVITIES	(2,914)	(25,452)

CASH FLOWS FROM FINANCING ACTIVITIES
Automobile Loan	-	21,738
Proceeds/Payments from/to Line of Credit	(1,688)	15,096
Loans from Shareholder	204,222	212,164
NET CASH FLOWS FROM FINANCING ACTIVITIES	202,534	248,998

NET INCREASE IN CASH	(188,294)	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	191,843	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,549	$-

SUPPLEMENTAL DISCLOSURES
Interest Paid	$251	$877
Taxes Paid	$147	$17,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

Freedom Environmental Services, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(UNAUDITED)
Note 1 – General Organization and Business

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

Freedom Environmental Services, Inc. (“Company”) was incorporated under the laws of the State of Delaware on October 6, 1978 as United States Aircraft Corp and has undergone numerous name changes, the most recent being on June 11, 2008 when the Company amended its certificate of incorporation in order that it may change its name from BMXP Holdings, Inc. to Freedom Environmental Services, Inc.

Freedom Environmental Services, Inc., formerly known as BMXP Holdings, Inc. from August 2006 to June 2008, a Delaware corporation, was formerly organized as Neo-vision Corp during the years 2001-2002 and subsequently was Storage Suites America, Inc. from November 2002 to December 2004 and Bio-Matrix Scientific Group, Inc. from December 2004 to August 2006.

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

COMMON STOCK OUTSTANDING

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2009:

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

Note 2- Restatement of Financial Statements

In connection with the preparation of the financial statements and the audit report for the financial statements for the year ended December 31, 2008, we have determined that errors in the accounting treatment and reported amounts in our previously filed financial statements. As a result, we determined to restate our financial statements for the year ended December 31, 2008.

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

These restated financial statements include adjustments related to the following:

On December 15, 2008 the Company entered into employment agreements with the Company’s two officers for the annual amount of $185,000 and $165,000, respectively. The employment agreements under the reference “Term” specifically set forth that the agreements were to be retroactive to January 1, 2008  “this agreement will be retroactive to January 1, 2008.” The Company did not accrue any compensation expenses consistent with the provisions of the agreements. Further the Company did not accrue related payroll tax liability which would have also been required. Accordingly $350,000 was added as accrued compensation liability and $16,350 was added as accrued payroll tax liability in the restated financial statements for the year ended December 31, 2008.

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

The Company entered into the $95,000 convertible promissory note as a result of a related party company because it had a lack of sufficient capital to pay for its employees and the related party entity; which was owned by the chief executive officer, made direct payments to an employee of the Company for services the employee was performing on behalf of the Company. During the year ended December 31, 2008 the Company did not record the compensation expense related to the services performed by the employee and also did not record the liability which the company was responsible for as a result of the convertible promissory note in the amount of $95,000. The restated financial statement for the year ended December 31, 2008 has taken into account the compensation expense and liability to the related party in the amount of $95,000.

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

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the six months ended June 30, 2009, the Company incurred losses from operations of $538,506. As of June 30, 2009, the Company has negative working capital of $1,443,052  million, an accumulated deficit of $2,114,298.

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

The Company adopted the provisions of FASB Interpretation No. 48; "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES-AN INTERPRETATION OF FASB STATEMENT NO. 109" ("FIN 48").  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not,  that the position  will be sustained on audit,  including resolution of related appeals or litigation  processes,  if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2009, the Company did not record any liabilities for uncertain tax positions.

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through June 30, 2009.   Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants at June 30, 2009 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

Recent Accounting Pronouncements

On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 141R, Business Combinations  (“FAS 141R”), FSP No. FAS 142-3,  Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), Statement No. 160,  Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51  (“FSP 160”), Statement No. 161,  Disclosures about Derivative Instruments and Hedging Activities  (“FAS 161”), Emerging Issues Task Force (“EITF”) Issue No. 07-1 (“EITF 07-1”),  Accounting for Collaborative Arrangements,  EITF Issue No. 08-6,  Equity Method Investment Accounting Considerations  (“EITF 08-6”), EITF Issue No. 08-7,  Accounting for Defensive Intangible Assets  (“EITF 08-7”), FASB Staff Position EITF 03-6-1 , Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities  (“FSP EITF 03-6-1”) and FASB Staff Position APB 14-1,  Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)(“APB 14-1”).

FAS 141R expands the scope of acquisition accounting to all transactions under which control of a business is obtained. This standard requires an acquirer to recognize the assets acquired and liabilities assumed at the acquisition date fair values with limited exceptions. Additionally, FAS 141R requires that contingent consideration as well as contingent assets and liabilities be recorded at fair value on the acquisition date, that acquired in-process research and development be capitalized and recorded as intangible assets at the acquisition date, and also requires transaction costs and costs to restructure the acquired company be expensed. Transactions are now being accounted for under this standard. On April 1, 2009, the FASB issued Staff Position FAS 141(R)-1,  Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which is effective January 1, 2009, and amends the guidance in FAS 141R to require that assets acquired and liabilities assumed in a business combination that arise fromcontingencies be recognized at fair value if fair value can reasonably be estimated. If the acquisition date fair value of an asset acquired or liability assumed that arises from a contingency cannot be determined, the asset or liability would be recognized in accordance with FASB Statement No. 5,  Accounting for Contingencies  (“FAS 5”) ,  and FASB Interpretation No. 14,  Reasonable

Estimation of the Amount of a Loss.  If the fair value is not determinable and the FAS 5 criteria are not met, no asset or liability would be recognized.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. The Company does not currently hold derivative instruments and was not impacted by the adoption of SFAS 161.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), and FSP FASB 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). These two staff positions relate to fair value measurements and related disclosures. The FASB also issued a third FSP relating to the accounting for impaired debt securities titled FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2). These standards are effective for interim and annual periods ending after June 15, 2009. The Company has determined that FSP 157-4 and FSP 115-2 do not currently apply to its activities and has adopted the disclosure requirements of FSP 107-1.

 In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009.  The adoption of these provisions did not have a material effect on the Company’s consolidated financial statements.

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 13, 2009. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Condensed Consolidated Financial Statements.

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

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (SFAS 166). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its quarterly report on Form 10-Q for the quarter ending September 30, 2009. This will not have an impact on the consolidated results of the Company.

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

Note 5 – Line of Credit

The Company has two lines of credit with Royal Bank of Canada. The lines are for one year and carries an interest rate of LIBOR +3%. The balance outstanding for both lines as of June 30, 2009 is $13,307.

Note 6 –Due to related party

The Company entered into a convertible promissory note with a shareholder of the Company and a related party on December 11, 2008 in the amount of $600,000. The promissory note had convertible beneficial feature which allowed the holder on the inception of the convertible promissory note into the companies common stock equal to 50% of the market price of the corporations common stock on the date of conversion. The Company recorded a beneficial interest expense in the amount of $600,000 in the year ended December 31, 2008. The notes have a annual interest rate of 15%.  As of June 30, 2009 the company has a due to related party $315,225.

The Company entered into a convertible promissory note with a related party owned by the Company’s chief executive officer on December 11, 2008 in the amount of $95,000. The promissory note had convertible beneficial feature which allowed the holder on the inception of the convertible promissory note into the companies common stock equal to 50% of the market price of the corporations common stock on the date of conversion. The Company recorded a beneficial interest expense in the amount of $95,000 in the year ended December 31, 2008. The notes have a annual interest rate of 15%. As of June 30, 2009 the Company has a due to related party relating to the following promissory note in the amount of $102,125.

The Company receives advances from its shareholders during the regular course of business. The advances to the related party shareholders have an annual rate of 15%. As of June 30, 2009 the Company has a due to its is related party members (shareholders)  of $431,900.

Note 7 – Income taxes

The provision (benefit) for income taxes from continued operations for the period ended June 30, 2009 consist of the following:

	June 30, 2009	December 31, 2008
Current:
Federal	$-	$-
State
Deferred:
Federal	$720,000	$521,706
SState	115,000	84,394
	835,000	606,100
Benefit from the operating loss carryforward	(835,000)	(606,100)
(Benefit) provision for income taxes, net	$-	$––

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	June 30, 2009	December 31, 2008
Statutory federal income tax rate
State income taxes and other	34.0%	34.0%
Effective tax rate	5.5%	5.5%
	39.5%	39.5%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	June 30, 2009	December 31, 2008
Net operating loss carryforward	2,114,000	1,534,100
Valuation allowance	(2,114,000)	(1,534,100)
DReferred income tax asset	$-	$-

In assessing the amount of deferred tax asset to be recognized, management considers whether it is more likely than not that some of the losses will be used in the future.  Management expects that they will not have benefit in  the  future. Accordingly, a full valuation  allowance  has  been  established.

Note 8 – Commitment and Contingencies

On January 1, 2008, FELC entered into an agreement to lease a 6,000 square foot facility and seventy feet of additional land at a rate of $3,700 per month. The lease is for a period of one years commencing on January 1, 2008 and expired on January 1, 2009. On January 1, 2009 the company entered into a month to month lease with Regus at a rate of $1,200 per month.

On May 15, 2009 the Company entered into a lease agreement for office space. The term of the agreement set forth that a monthly rent is $1,927 with lease term is through June 1, 2011.

Unless otherwise noted, references in this Form 10-Q to “Freedom” the “Company,” “we,” “our” or “us” means Freedom Environmental Services,  Inc., a Delaware corporation.

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

Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations regarding our ability to generate operating  cash flows and to fund our working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, pricing levels, the timing and cost of capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

•	the risks of a development stage company;
•	management’s plans, objectives and budgets for its future operations and future economic performance;
•	capital budget and future capital requirements;
•	meeting future capital needs;
•	our dependence on management and the need to recruit additional personnel;
•	limited trading for our common stock
•	the level of future expenditures;
•	impact of recent accounting pronouncements;
•	the outcome of regulatory and litigation matters; and
•
the assumptions described in this report underlying such forward-looking statements. Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:

•	those described in the context of such forward-looking statements;
•	future product development and marketing costs;
•	changes in our pricing plans;

•	timely development and acceptance of our products;
•	the markets of our domestic operations;
•	the impact of competitive products and pricing;
•	the political, social and economic climate in which we conduct operations; and
•	the risk factors described in other documents and reports filed with the Securities and Exchange Commission.

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

We were incorporated under the laws of the State of Delaware on October 6, 1978 as United States Aircraft Corp and we have undergone numerous name changes, the most recent being on June 11, 2008 when we amended our certificate of incorporation in order that it may change our name from BMXP Holdings, Inc. to Freedom Environmental Services, Inc.

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

On July 3, 2006, we exchanged 100% of the of the share capital of our wholly owned subsidiary, Bio-Matrix Scientific Group, Inc., a Nevada corporation (“BMSG”) engaged in the business of stem cell banking and the development of medical devices, for 10,000,000 common shares in Tasco International Holdings, Inc, a Delaware corporation which was subsequently renamed Bio-Matrix Scientific Group, Inc. (“BMSN”). n May 23, 2007 we transferred ownership of  11,462,570 common shares of BMSN (including  1,462,570 of the common shares of BMSN issued to us in full satisfaction of the amount then owed to us of $1,191,619)  to the BMXP Holdings, Inc. Shareholders Business Trust  (the “BMXP Trust”)  for benefit of our shareholders of record as of May 23, 2007. From May 23, 2007 to June 24, 2008, we were a “shell company” as that term is defined in Rule 405 promulgated under the Securities Act of 1933, as amended. On June 24, 2008 we acquired 100% of the membership interests in Freedom Environmental Services, LLC, a Florida Limited Liability Company, for consideration consisting of 20,704,427 shares of our common stock of the Issuer.

Principal products or services and their markets;

Through Freedom Environmental Services, LLC a Florida Limited Liability Company (“FELC”),   we provide Wastewater and Storm-water System Management, Grease and Organics Collection and Disposition, and Commercial Plumbing and Water System Management to the commercial, industrial, and municipal markets throughout Central Florida as well as septic system maintenance and repair to the residential market throughout Central Florida.

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

Our current strategy to enter the field of Biofuel production is contingent upon the acquisition of entities possessing the resources which would enable us to control each step of the Biofuel production process. As of the date of this disclosure, we are not party to any agreement with any entity which may possess or entities which collectively may possess these resources and can provide no assurance as to when or if we  may acquire any such entity or entities.

Distribution methods of the products or services:

To date, FELC has entered into contracts to provide its services primarily through competitive bidding on various projects.

New product or service;

In May, 2008 FELC had entered into a Letter of Intent to purchase a twenty acre parcel of land to be utilized to establish a wastewater treatment facility/ biofuel facility. Upon conducting due diligence, management of FELC determined the land was unusable for its purposes and abandoned the proposed purchase.

Management of FELC has since identified suitably zoned land which it feels would be adequate for the establishment of a waste collection and treatment plant and has entered into negotiations to obtain a long term lease for that property. No assurance can be given that such a lease may be obtained by us.

In July of 2008, we announced the development of Neighbors Protecting Neighbors (“NPN”), a pre-paid Residential Protection System for personal, communal and multi-family septic systems. It is our current intention to commence sales of NPN subsequent to the acquisition of property suitable for the establishment of a waste collection and treatment plant.

Competitive business conditions, the issuer’s competitive position in the industry, and methods of competition:

FELC, our operating subsidiary, is recently formed and has yet to achieve substantial revenues or profits (revenues from inception to June 30, 2009 equal approximately $311,000). The industries in which we compete and intend to compete are highly competitive and, especially in the area of biofuel production, characterized by rapid technological advancement. Many of our competitors have greater resources than we do.

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

We are not party to any long term agreements.

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

Loans from Senior Officers during the Interim Period consisted of the following:

Between January 1, 2008 and January 16, 2008 Edmund F. Curtis, a Director of our company and President and  Chief Operating Officer of our company, loaned FELC the amount of $ 1,893. The loan has an annual interest rate of 15%. As of June 30, 2009 the loan balance including interest due to the this related party was $2,247.

Between January 2, 2008 and March 3, 2008 John Holwell, a Director of our company and Vice President of  our company loaned FELC the amount of $ 3,182. The loan has an annual interest rate of 15%. As of June 30, 2009 the loan balance including interest due to the this related party was $3,898.

During the initial startup period and Interim Period a related party company controlled by Michael S. Borish our company’s Chairman of the Board and Chief Executive Officer loaned our Company $95,000.  The loan has an annual interest rate of 15%. As of June 30, 2009 the loan balance including interest due to the this related party was $102,125.

During the initial startup period and Interim Period \ Michael S. Borish our company’s Chairman of the Board and Chief Executive Officer loan FELC $414,307. The loan has an annual interest rate of 15%. As of June 30, 2009 the loan balance including interest due to the this related party was $426,369.

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

In the event that we enter into a binding agreement to either (a) acquire a company or companies in the Wastewater Services sector or (b) lease or acquire companies in the Wastewater Services sector we believe we will be required to undertake significant capital expenditures. Historically, our sources of liquidity have been (a) Revenues from operations (b) Loans from senior officers and (c) Bank Line of Credit totaling $13,000.

In the event that we are required to raise additional cash from outside sources, we may issue equity securities or incur additional debt. There is no assurance that such funding, if required, will be available to us or, if available, will be available upon terms favorable to us.

The Company entered into a convertible promissory note with a shareholder of the Company and a related party on December 11, 2008 in the amount of $600,000. The promissory note had convertible beneficial feature which allowed the holder on the inception of the convertible promissory note into the companies common stock equal to 50% of the market price of the corporations common stock on the date of conversion. The Company recorded a beneficial interest expense in the amount of $600,000 in the year ended December 31, 2008. The notes have a annual interest rate of 15%.  As of June 30, 2009 the company has a due to related party $315,225

Results of Operations

Six months Ended June 30, 2009 Compared to Six months Ended June 30, 2008

We had revenue of $89,427 during the six months ended June 30, 2009 as compared to revenue of $202,549 for the comparable period in 2008.   Revenue for the quarter decreased versus the prior comparable quarter due to the downturn of the economy in customers going out of business and less revenues from existing customers.

Our cost of goods sold for the six  months ended June 30, 2009 was $20,674 as compared to $167,711  for the same period ended 2008.  The decrease in cost of goods sold is due to the company having substantially lower sales in the current quarter.

Selling, general and administrative expenses were $607,259 for the six months ended June 30, 2009 as compared to $263,061 for the same period in 2008.  This is due to the fact that the company more employees and payroll in the current quarter as a result of contracts with key personnel. The increase includes $200,000 of salaries accrued for officers and key personnel.

Our net loss for the six months ended June 30, 2009 was $579,867 as compared to $239,406 during the same period in 2008. The loss primarily reflects the costs associated with starting up our business and the reduction of sales in the current quarter

Liquidity and Capital Resources

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern.  For the six months ended June 30, 2009 and the period since December 27, 2007 (date of inception) through June 30, 2009, the Company has had a net loss of $579,867 and $2,114,298  respectively, and cash used by operations of $387,915 and negative working capital of  $1,419,298 at June 30, 2009.

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

Three months Ended June 30, 2009 Compared to Three months Ended June 30, 2008

We had revenue of $62,673 during the three months ended June 30, 2009 as compared to revenue of $66,653 for the comparable period in 2008.   Revenue for the quarter decreased versus the prior comparable quarter due to the downturn of the economy in customers going out of business and less revenues from existing customers.

Our cost of goods sold for the three months ended June 30, 2009 was $14,316 as compared to $109,719  for the same period ended 2008.  The decrease in cost of goods sold is due to the company starting operations having substantially lower sales in the current quarter.

Selling, general and administrative expenses were $320,792 for the three months ended June 30, 2009 as compared to $88,752 for the same period in 2008.  This is due to the fact that the company more employees and payroll in the current quarter. The increase includes $100,000 of salaries accrued for officers and key personnel.

Our net loss for the three months ended June 30, 2009 was $294,140 as compared to a net loss of $137,333 during the same period in 2008. The loss primarily reflects the costs associated with starting up our business and the reduction of sales in the current quarter

Critical Accounting Estimates and Recently Issued Accounting Standards

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

We believe the following is among the most critical accounting policies that impact our financial statements:

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended June 30, 2009.

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through June 30, 2009.   Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our principal executive officer and our principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, June 30, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

    The Company and its newly appointed independent registered public accounting firm identified certain significant internal control deficiencies during their financial review for the six months ended June 30, 2009. We considered these weakness, in the aggregate, to be a material weakness. The primary concerns were a) the employment agreements which were entered into by our company with two of our officers during the year ended December 31, 2008; and which we were required to accrue for both compensation and related payroll taxes for these two officers, and for which we did not properly accrue for such expenditures for the year ended December 31, 2008; b) the convertible promissory notes agreements which were entered into by us with two related parties during the year ended December 31, 2008; and which we were required to account for the beneficial conversion features of the promissory notes consistent with the agreements, and for which we did not properly account for such beneficial conversion features for the year ended December 31, 2008. Management intends to rectify these deficiencies.

Management, at this time, believe these concerns will have a material impact on the financials presented herein and therefore have presented an un-audited restated balance sheet for the year ended December 31, 2008 and which is presented in greater detail in Note 2 of the financial statements. Management plans review all financial disclosures in the Form 10-K for the for the year ended December 31, 2008 and may determine to restate the Form 10-K.  If such restatement is required, the Company will publish a Form

8-K regarding any restatement and file amended financial statements. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as of December 31, 2008 and June 30, 2009 may not be effective due to possible material weakness in our internal controls over financial reporting described below, and other factors related to the Company’s financial reporting processes. Management, at this time, believe these concerns will not have a material impact on the financial statements presented herein as these financial statements are adjusted for the prospective revisions needed in the Form 10-K for the period ended December 31, 2008.   The Company is in the process of evaluating the internal controls and procedures to ensure that the internal controls and procedures satisfy the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

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

Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in our quarterly reports on Form 10-Q for the period for the six months ended June 30, 2009.

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

Lack Of Segregation Of Duties

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  Management will periodically reevaluate this situation and once we obtain a stronger cash position, we can justify additional expenditures to  retain employees to segregate duties.

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

RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

Although there is presently a market for our common stock, the price of our common stack may be extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. We anticipate that the market may be potentially highly volatile and may fluctuate substantially because of:

·	Actual or anticipated fluctuations in our future business and operating results;

·	Changes in or failure to meet market expectations;

·	Fluctuations in stock market price and volume

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

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no unregistered sales of equity securities during the period ended June 30, 2009.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities of during the period ended June 30, 2009.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended June 30, 2009.
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

Date:        August 14, 2009
By:           /s/ Michael S.Borish
Name:      Michael S. Borish
Title:       Chairman, CEO and Acting CFO