Form 10-K/A
period 2008-12-31
Freedom Environmental Services, Inc.
filed 2009-09-09
CIK 1443818

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x  No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  Non-accelerated filer 	Accelerated filer  Small Business Issuer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes  No x

The registrant had 56,082,093 shares of Common Stock, par value $0.001, issued and outstanding as of September 4, 2009.

The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 2008 was approximately $1,500,000. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of December 31, 2008, are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

Documents Incorporated By Reference: None

EXPLANATORY NOTE:

The board of directors and officers of the Company have decided to revise and amend certain disclosures in this Form 10-K/A for the year ended December 31, 2008.  Note 8 of the attached financial statements outlines the revisions that have been made to the financial statements and we have revised “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation” to reflect those changes.  In addition we have revised “Item 9A(T).  Controls and Procedures” to conform to the requirements of Item 308T(a)(1) of Regulation S-K. Other than these changes, the disclosures in this amended report are as of the initial filing date of April 15, 2009 and this report does not include subsequent events.

Further, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

Freedom Environmental Services, Inc.
FORM 10-K/A ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
TABLE OF CONTENTS

PART I

ITEM 3.	LEGAL PROCEEDINGS	5

PART II

ITEM 6.	SELECTED FINANCIAL DATA	5

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	5

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	7

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	7

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT	9

ITEM 11.	EXECUTIVE COMPENSATION	11

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT.	23

PART III

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	24

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	26

	SIGNATURES	27

CERTIFICATIONS
	Exhibit 31 – Management certification
	Exhibit 32 – Sarbanes-Oxley Act

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

PART II

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

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 2007

We had revenue of $293,124 during the year ended December 31, 2008 as compared to no revenue for the comparable period in 2007.   This is due to the fact that we started operations December 27, 2007.

Our cost of goods sold for  the year ended December 31, 2008 was $152,602 as compared to $0 for the same period ended 2007.   The increase in cost of goods sold is due to our starting operations December 27, 2007.

Gross margins for the year ended December 31, 2008 was 48%.  Selling, general and administrative expenses were $7,587,735  for the year ended December 31, 2008 as compared to $0 for the same period in 2007.   This is due to the fact that we started operations December 27, 2007. Selling, general and administrative expenses consisted of approximately $6,761,663  of wages and consulting services that stock was issued for payment. In addition there was approximately $224,000 of compensation expense paid and  $100,000 of professional fees.

Our net loss for the year ended December 31, 2008 was $7,870,565  as compared to $322,622 in net loss for the year ended December 31, 2007.    The loss primarily reflects the costs associated with starting up our business and factors as discussed above.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern.  For the years ended December 31, 2008 and December 31, 2007  through December 31, 2008, we have had a net loss of $7,870,565 and $322,622 respectively, and cash used by operations of $647,876 and $322,484 respectively, and negative working capital of $1,108,078 at December 31, 2008.

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

Net Loss Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), specifying the computation, presentation and disclosure of earnings per share information. Basic and fully diluted loss per share have been calculated based upon the weighted average number of shares outstanding. There is no effect on earning per share for the year ended December 31, 2008 relating to the adoption of this standard

Stock Based Compensation

In December 2004, the FASB issued a revision of SFAS No. 123 ("SFAS No. 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123 and is effective as of the beginning of January 1, 2006. Based on the number of shares and awards outstanding as of December 31, 2008 (and without giving effect to any awards which may be granted in 2009), we do not expect our adoption of SFAS No. 123(R) to have a material impact on the financial statements.

ITEM 8.  FINANCIAL STATEMENTS

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have no changes or disagreements with our auditors.

ITEM 9A. CONTROLS AND PROCEDURES

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

The Company and its newly appointed independent registered public accounting firm identified certain significant internal control deficiencies during their financial audit for the twelve months ended December 31, 2008. We considered these weakness, in the aggregate, to be a material weakness. The primary concerns were a) the employment agreements which were entered into by our company with two of our officers during the year ended December 31, 2008; and which we were required to accrue for both compensation and related payroll taxes for these two officers, and for which we did not properly accrue for such expenditures for the year ended December 31, 2008; b) the convertible promissory notes agreements which were entered into by us with two related parties during the year ended December 31, 2008; and which we were required to account for the beneficial conversion features of the promissory notes consistent with the agreements, and for which we did not properly account for such beneficial conversion features for the year ended December 31, 2008 and various other accruals and audit adjustments required to present fairly, in all material respects, the consolidated financial position of Freedom Environmental Services, Inc. and subsidiary as of December 31, 2008 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Furthermore, The Company and its newly appointed independent registered public accounting firm also identified that the beginning balances of the statement of equity were also not accurately stated. Specifically, the primary concern was that the audit report issued by the prior auditor on October 17, 2008, for the year ended December, 31 2007 set forth that 35,157,908 common shares were issued and outstanding as of December 31, 2007. However, the transfer agent report set forth that 50,136,668 common shares were issued and outstanding. The prior year auditor report which was reissued on September 2, 2009 and which is set forth in this form 10-K has taken into account the corrections required to present fairly, in all material respects, the consolidated financial position of Freedom Environmental Services, Inc. and subsidiary as of December 31, 2007 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Management intends to rectify these deficiencies. Management plans to publish a Form 8K relating to the restated financial statements for the year ended December 31, 2007.

Our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as of  December 31, 2008 may not be effective due to possible material weakness in our internal controls over financial reporting described herein, and other factors related to the Company’s financial reporting processes. The Company is in the process of evaluating the internal controls and procedures to ensure that the internal controls and procedures satisfy the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

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

Name	Age	Positions and Offices Held
Michael S. Borish	45	CEO, Acting CFO, Director
Edmund F. Curtis	55	COO, President, Director

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

From December, 2007 to June 2008 Michael S. Borish has served as Managing Member of FELC, our wholly owned operating subsidiary.

From 2002 to the date of this document Michael S. Borish has served as President of Resort Marketing Professionals.

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

ITEM 11 EXECUTIVE COMPENSATION.

     The following table sets forth for the year's ended December 31, 2008 and 2007 compensation awarded to, paid to, or earned by, our  Chief Executive Officer, and our other most highly compensated executive officers whose total compensation during the last fiscal year's exceeded $100,000, if any

[FISCAL YEAR] SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael S. Borish Chairman and Chief Executive Officer
	2008	* $185,000	-0-	-0-	-0-	-0-	-0-	-0-	$185,000

Edmund F. Curtis President and Chief Operating Officer
	2008	** $82,500	-0-	-0-	-0-	-0-	-0-	12,500	$95,000

•
* Salaries for executive were accrued in 2008. No salary was paid to executive during the year. Effective in 2009 salaries will be paid. Liabilities for salaries due will be paid back to executive or converted to stock.

** Salaries for executive was paid by a note in 2008. Total paid was $95,000 of which $12,500 is credited toward salary due in 2009. Executive worked with Company  starting June 30, 2008.

        [FISCAL YEAR] GRANTS OF PLAN-BASED AWARDS TABLE

Name	Grant Date	Approval Date	Number of Non-Equity Incentive Plan Units Granted (#)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Sh)	Closing Price on Grant Date ($ / Sh)
				Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Michael S. Borish Chairman and Chief Executive Officer	n/a	n/a	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Edmund F. Curtis President and Chief Operating Officer	n/a	n/a	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

[FISCAL YEAR] OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable

Michael S. Borish Chairman and Chief Executive Officer	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Edmund F. Curtis President and Chief Operating Officer	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

[FISCAL YEAR] OPTION EXERCISES AND STOCK VESTED TABLE

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michael S. Borish Chairman and Chief Executive Officer	-0-	-0-	-0-	-0-
Edmund F. Curtis President and Chief Operating Officer	-0-	-0-	-0-	-0-

[FISCAL YEAR] PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Michael S. Borish Chairman and Chief Executive Officer	N/A	-0-	-0-	-0-
Edmund F. Curtis President and Chief Operating Officer	N/A	-0-	-0-	-0-

[FISCAL YEAR] NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Michael S. Borish Chairman and Chief Executive Officer	-0-	-0-	-0-	-0-	-0-
Edmund F. Curtis President and Chief Operating Officer	-0-	-0-	-0-	-0-	-0-

[FISCAL YEAR] DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael S. Borish Chairman and Chief Executive Officer	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Edmund F. Curtis President and Chief Operating Officer	-0-	-0-	-0-	-0-	-0-	-0-	-0-

[FISCAL YEAR] ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)

Michael S. Borish Chairman and Chief Executive Officer	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Edmund F. Curtis President and Chief Operating Officer	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-

[FISCAL YEAR] PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits

Michael S. Borish Chairman and Chief Executive Officer	2008	-0-	-0-	-0-	-0-	-0-
Edmund F. Curtis President and Chief Operating Officer	2008	-0-	-0-	-0-	-0-	-0-

[FISCAL YEAR] POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

		Before Change in Control	After Change in Control
Name	Benefit	Termination w/o Cause or for Good Reason	Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
Michael S. Borish Chairman and Chief Executive Officer	Employment Contract to 12/31/10	$370,000	$370,000	-0-	-0-	-0-	$370,000
Edmund F. Curtis President and Chief Operating Officer	Employment Contract to 12/31/10	$330,000	$330,000	-0-	-0-	-0-	$330,000

Employment Agreements

The Company has employment agreements with two of its key officers. The agreements are with Michael S. Borish, Chairman and Chief Executive Officer and Edmund F. Curtis President and Chief Operating  Officer.

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

Because our management and directors are the same persons, the Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the board of directors’ attention by virtue of the co-extensive capacities served by Messrs. Borish, Curtis and Holwell.

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

Shareholder	Class	Amount	% of shares outstanding

David R. Koos	Common	3,310,044	9.04%
c/o Bombardier Pacific Ventures Inc.
1010 University Avenue #40
San Diego, CA 92103*

Venture Bridge Advisors Inc.	Common	2,207,842	6.02%
711 S. Carson Street, Suite 4
Carson City, NV 89701**

Diana Perlman	Common	3,172,868	9.00%
5459 Vineland Road
Orlando, FL 32811

Michael Borish***	Common	10,559,258	30.00%
C/o Freedom Environmental Services, Inc.
7395 Hoffner Avenue
Orlando, Florida 32822

Edmund F.Curtis****	Common	7,039,505	20.00%
C/o Freedom Environmental Services, Inc.
7395 Hoffner Avenue
Orlando, Florida 32822

John Holwell*****	Common	3,105,664	8.80%
C/o Freedom Environmental Services, Inc.
7395 Hoffner Avenue
Orlando, Florida 32822

All Executive Officers and Directors as a Group	Common	20,704,427	58.9%

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

***Michael S. Borish is the Chairman of our Board of Directors and our Chief Executive Officer.

****Edmund F. Curtis is a Director as well as our President and Chief Operating Officer.

(1) Pursuant to Rule 13-d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned. We are unaware of any shareholders whose voting rights would be affected by community property laws.

(2) This table is based upon information obtained from the Company's stock records. Unless otherwise indicated in the footnotes to the above tables and subject to community property laws where applicable, the Company believes that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

ITEM 12. Related Party Transactions:

The Company entered into a convertible promissory note with a shareholder of the Company and a related party on December 11, 2008 in the amount of $600,000. The promissory note had convertible beneficial feature which allowed the holder on the inception of the convertible promissory note into the company’s common stock equal to 50% of the market price of the corporation’s common stock on the date of conversion. The Company recorded a beneficial interest expense in the amount of $293,250 in the year ended December 31, 2008. The notes have an annual interest rate of 12%.  As of December 31, 2008 the company has a due to related party $299,658.

The Company entered into a convertible promissory note with a related party company (Resort Marketing) owned by the Company’s chief executive officer on December 22, 2008 in the amount of $95,000. The promissory note had convertible beneficial feature which allowed the holder on the inception of the convertible promissory note into the company’s common stock equal to 50% of the market price of the corporation’s common stock on the date of conversion. The Company recorded a beneficial interest expense in the amount of $95,000 in the year ended December 31, 2008. The notes have an annual interest rate of 15%. As of December 31, 2008 the Company has a due to related party relating to the following promissory note in the amount of $95,000.

The Company receives advances from its officers and related parties during the regular course of business. The advances to its officers have an annual rate of 15%. As of December 31, 2008 the Company has a due to its officers and related party members in the amount of $245,756.

The Company receives advances from its director and vice president and a related party during the regular course of business. The advances to its officers have an annual rate of 15%. As of December 31, 2008 the Company has a due to its officers and related party members in the amount of $3,643.

On December 15, 2008 the Company entered into an employment agreements with the Company’s two officers for the annual amount of $185,000 and $165,000, respectively. The employment agreements under the reference “Term” specifically set forth that the agreements were to be retroactive to January 1, 2008 “this agreement will be retroactive to January 1, 2008.”  As of December 31, 2008 the Company has an accrued compensation liability of $350,000 and related payroll tax accrual in the amount of $15,606.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fiscal 2008

(1)     Audit  Fees
        ------------------
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
        ----------------------------

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not  reported  under  Item  9  (e)(1)  of  Schedule  14A  was  NIL.

(3)     Tax  Fees
        ----------------

The  aggregate fees billed in each of the last two fiscal years for professional services  rendered  by the principal accountants for tax compliance, tax advise, and  tax  planning  was  $3,000.

(4)     All  Other  Fees
        ------------------------

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K/A for its 2008fiscal YEAR for filing with the SEC.

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
PART IV
ITEM 15.  EXHIBITS AND REPORTS.

Exhibits

3.1	Articles of Incorporation (1)
3.2	Amendments to Articles of Incorporation (1)
3.1	Bylaws of the Corporation (1)
4.1	Employment Agreement with Michael Borish
4.2	Employment Agreement with Edmund Curtis
4.3	Convertible Note with Diane Perlman
4.4	Funding Addendum to Shareholder Loan
4.5	Loan Agreement with Diane Perlman
4.6	Convertible Note with Edmund Curtis
4.7	Note Assignment with Edmund Curtis
4.8	Loan Agreement with Resort Marketing Professionals
14, 21 23.1 31.1	Code of Ethics Subsidiaries Consent of Independent Registered Accounting Firm Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
__________________________________________________
(1). Incorporated by reference to the Company’s filing on Form 10, filed with the Securities and Exchange Commission on August 26, 2008.
(2)  Filed herein.

Signatures

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, on the 14th day of April, 2009

Date:        September 9, 2009
By:           /s/ Michael S.Borish
Name:      Michael S. Borish
Title:       Chairman, CEO and Acting CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on September 9, 2009.

By:	/s/ Michael S. Borish
Michael S. Borish, Chairman, CEO and Acting CFO and Director

By:	/s/ Edmund F. Curtis
Edmund F. Curtis, COO, President and Director

PART F/S.  FINANCIAL STATEMENTS.

FREEDOM ENVIRONMENTAL SERVICES, INC.
AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Freedom Environmental Services, Inc.
Orlando, Florida

We have audited the accompanying consolidated balance sheets of Freedom Environmental Services, Inc. (Company) and subsidiary as of December 31, 2008, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Freedom Environmental Services,  Inc. as of  December 31, 2007 were audited by another auditor, whose report dated September 2, 2009 on those statements included an explanatory  paragraph describing conditions that raised substantial doubt as to the Company's ability to continue as a going concern as discussed in Note 2 to the financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Freedom Environmental Services, Inc. and subsidiary as of December 31, 2008 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed further in Note 3, the Company has incurred significant losses.  The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plan in regard to these matters is also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tarvaran Askelson & Company, LLP

Laguna Niguel, California
September 8, 2009

Certified Public Accountants & Consultants

12515 Orange Drive  ■  Suite 814  ■  Davie, Florida  33330  ■  Phone 954.475.1260  ■  Fax 954.475.1221

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Freedom Environmental Services, Inc.
Orlando, Florida

We have audited the accompanying  balance sheets of Freedom Environmental Services, Inc. ("the Company") as of December 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the period ended December 31, 2008. These financial statements   are  the   responsibility   of  the   Company's management.   Our responsibility  is to express an opinion on these financial statements based on our audits.

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

The Company had an accumulated deficit of $12,990,221 and a working capital deficit of $1,108,081 at December 31, 2007 and 2008.  While the Company is continuing to increase sales, other sources of revenue will be necessary for the current year  Management may attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Freedom Environmental Services, Inc.("the Company") as of December 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Kramer Weisman & Associates, LLP

Davie, Florida
September 2, 2009

Freedom Environmental Services, Inc.
Consolidated Balance Sheet

	December 31,
	2008	2007
	(Restated)	(Restated)
ASSETS

Current assets:
Accounts receivable	2,675	-
Total current assets	2,675	-

Property and equipment, net	11,065	-

Other assets	11,738	-

Total assets	$25,478	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$20,471	$-
Accounts payable and accrued expenses	449,039	138
Line of credit	14,995
Note payable-current portion	4,997
Due to related party	95,000
Shareholder loan	549,057	4,038
Total current liabilities	1,133,559	4,176
Note payable-noncurrent portion	4,997

Total liabilities	1,138,556	4,176
Stockholders' deficit:
Preferred stock, $.001 par value, 75,000,000 share authorized; none issued	-	-

Common Stock, par value $.001 per share, 100,000,000 shares authorized; 50,136,668 and 35,158,093 shares issued and outstanding at December 31, 2007 and 2008, respectively	35,157	50,137

Additional paid in capital	11,841,986	5,065,343
Accumulated deficit	(12,990,221)	(5,119,656)
Total Stockholders' deficit	(1,113,078)	(4,176)
Total liabilities and stockholders' deficit	$25,478	$-

The accompanying notes are an integral part of these financial statements

Freedom Environmental Services, Inc.
Consolidated Statement of Operations
	For the years ended
	December 31,
	2008	2007

Net sales	$293,124	$-
Cost of sales	152,602	-
Gross Profit	$140,522	$-
General and administrative	7,587,735	4,176

Loss from operations	(7,447,213)	(4,176)

Other income (expense)
Interest expense	(423,352)	-
Loss from disposal of assets	-	(318,446)
Total other income (expense)	(423,352)	(318,446)

Loss before income taxes	(7,870,565)	(322,622)

Provision for income taxes	-	-

Net Loss	(7,870,565)	(322,622)

Net loss per share basic and fully diluted	(0.185)	(0.009)
Basic and fully diluted weighted average
number of shares outstanding	42,647,381	37,761,668

The accompanying notes are an integral part of these financial statements

Freedom Environmental Services, Inc.
Consolidated Statement of Stockholders' Deficit

			Additional		Total
			Paid-in	Retained	Stockholder’s
	Shares	Amount	Capital	Earnings	Equity

Balance December 31,2006	33,636,668	$33,637	$4,736,290	$(4,797,034)	$(27,107)

Net Loss				(7,870,565)	(7,870,565)

Shares issued for Notes Payable to Chairman	16,500,000	16,500	329,053		345,553

Balance December 31,2007	50,136,668	$50,137	$5,065,343	$(5,119,656)	$(4,176)

Net Loss -2008				(7,870,565)	(7,870,565)

Reverse Stock Split 1:20	(47,629,631)	(47,630)	47,630

Shares Issued for consulting fee @ $.50/share	12,746,444	12,746	6,360,476		6,373,222

Recapitalization as per Stock Purchase Agreement	20,704,427	20,704	(20,704)		0

Shares returned by former Chairman and cancelled	(800,000)	(800)	800		-

Miscellaneous Issuance	185	(1)	192		191

Value of beneficial conversion feature of convertible note			388,250		388,250

Balance December 31, 2008	35,158,093	$35,157	$11,841,986	$(12,990,221)	$(1,113,078)

The accompanying notes are an integral part of these financial statements

Freedom Environmental Services, Inc.
Consolidated Statement of Operations
	For the years ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(7,870,565)	(322,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,067	-
Common stock issued for compensation	6,761,663	-
Changes in operating assets and liabilities:
Decrease (Increase) in:
Accounts receivable	(2,675)	-
Other assets	(11,738)	-
Bank overdraft	20,471
Accounts payable and accrued expenses	448,901	138
Net cash provided by in operating activities	(647,876)	(322,484)
Net cash provided by investing activities
Fixed assets purchased	(17,132)	-
Disposal of assets from acquisition	-	318,446
Net Cash Used In Investing Activities	(17,132)	318,446
Net cash provided by financing activities
Proceeds from related party	95,000
Proceeds from line of credit	14,995
Proceeds from note payable-net of payments	9,994	-
Proceeds from shareholder loan	545,019	4,038
Net cash provided by financing activities	665,008	4,038
Net increase (decrease) in cash	-	-
Cash, beginning period	-	-
Cash, ending period	$-	-
Supplemental disclosure of cash flows information:
Interest paid during the period	$941	-
Income taxes paid during the period	$-	-

The accompanying notes are an integral part of these financial statements

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

 COMMON STOCK OUTSTANDING

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2007 and December 31, 2008 , respectively:

    * Preferred stock, $ 0.001 par value; 75,000,000 shares authorized: -0- shares issued and outstanding.

    * Common stock, $ 0.001 par value; 100,000,000 shares authorized: 50,136,668 and 35,158,093 shares issued and outstanding at December 31, 2007 and December 31, 2008 respectively.

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

NOTE 2-   ACCOUNTING CHANGES AND ERROR CORRECTIONS

The Company has adopted SFAS 154-Accounting Changes and Error Corrections as a result we have determined that errors in the accounting treatment and reported amounts in our previously filed financial statements. As a result, we determined to restate our financial statements for the year ended December 31, 2008.

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

These restated financial statements include adjustments related to the following:

On June 30, 2008 the Company issued stock for consulting fees to the former chairman of the Company and other former officers of the Company. The Company did not consider the cost of these 12,746,444 shares.  Accordingly $6,373,222 was added as compensation expense related to the issuance of the the stock and are reflected  in the restated financial statements for the year ended December 31, 2008.

On December 15, 2008 the Company entered into employment agreements with the Company’s two officers for the annual amount of $185,000 and $165,000, respectively. The employment agreements under the reference “Term” specifically set forth that the agreements were to be retroactive to January 1, 2008  “this agreement will be retroactive to January 1, 2008.” The Company did not accrue any compensation expenses consistent with the provisions of the agreements. Further the Company did not accrue related payroll tax liability which would have also been required. Accordingly $350,000 was added as accrued compensation liability and $15,606 was added as accrued payroll tax liability in the restated financial statements for the year ended December 31, 2008.

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

The Company entered into a vehicle lease agreement with Ford Credit. During the year ended December 31, 2008 the Company had incorrectly capitalized the vehicle lease. The restated financial statement for the year ended December 31, 2008 has reflected the adjustment in the amount of $21,540 to expense the asset previously recorded incorrectly.

During the year ended December 31, 2008 the Company incorrectly reflected accounts receivable balances of $191,843 which took into account undeposited funds and other trade receivables. The restated financial statements for the year ended December 31, 2008 has reflected accounts receivable balance of $2,675 which took into account expensing $189,168 in undeposit fund which could not be supported and other write off and reserve of trade receivables which were deemed uncollectible or at risk for uncollectibility.

During the year ended December 31, 2008 the Company incorrectly reflected various other transactions which would have reflected an additional cumulative amount of approximately $38,554 in expenses related to properly recording depreciation expense, booking of a capital lease for equipment with U.S. Bancorp Manifest Funding Services and related correction of depreciation expense, as well as property recording of consulting and compensation expense. The restated financial statements for the year ended December 31, 2008 has reflected the proper recording of the expenses set forth in the cumulative amount of approximately $38,554.

On December 11, 2008 the Company entered into two convertible promissory note with two related parties in the amount of $600,000 and $95,000 respectively. The two agreements afforded the holder an option on the date of inception of the agreement to convert the note into shares of the Company’s common stock equal to 50% of the market price of the corporation common stock on the date of the conversion. The Company did not consider beneficial conversion features of the convertible promissory note. Accordingly $388,250 was added as interest expense related to the beneficial conversion feature in the restated financial statements for the year ended December 31, 2008.

The Company entered various convertible notes and advance agreements with the Company’s officers and shareholders. During the year ended December 31, 2008 the Company had not fully considered the interest expense related to the note and advance agreements. The restated financial statement for the year ended December 31, 2008 has reflected additional interest expense in the amount of $24,400.

The following were corrections made to the Company statement of operations for the year ended December 31, 2008:

	As	Restatement	As
	Originally Presented	Adjustment	Restated
Revenue	293,584	(460)	293,124
Cost of Sales	147,251	5,351	152,602
Gross Profit	146,333	5,811	140,522
Selling general and administrative	509,536	7,078,199	7,587,735
Net loss before other income and expense	(363,203)	(7,084,010)	(7,447,213)
Interest Expense	10,702	412,650	423,352
Net Loss	(373,905)	(7,496,660)	(7,870,565)

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements during the years ended December 30, 2008 and 2007, the Company incurred losses from continuing operations of $7,447,213 million and $4,176, respectively. The Company has a net loss of  $7,870,565 and $322,622 for the year ended December 31, 2008 and 2007 respectively.

As of  December 31, 2008, the Company has negative working capital of $1,113,078, an accumulated deficit of $12,990,221, and notes payable to related parties of $644,057, and accounts payable and accrued expenses of $449,039.

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

Fair value of financial instruments

The Company's financial instruments consist primarily of cash, accounts  payable and  accrued  expenses,  and debt.  The  carrying  amounts of such  financial  instruments  approximate their respective  estimated fair value due to the short-term  maturities and approximate market interest rates of  these instruments.  The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

The Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;
•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable or the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

INCOME TAXES

The Company accounts for income taxes using SFAS No. 109,  "Accounting for  Income Taxes," which requires  recognition of deferred tax liabilities and  assets for  expected  future  tax  consequences  of events  that have been included in the financial  statements  or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the years ended December 31, 2007 and  2008.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48   (“the FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

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

The Company receives revenue for services and maintenance agreements. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations. Revenues from monthly video streaming agreements, as well as equipment maintenance, are recorded when earned. Operating equipment lease revenues are recorded as they become due from customers.  Revenues from equipment sales and installation are recognized when equipment delivery and installation have occurred, and when collectability is reasonably assured.

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through December 31, 2008.   Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations” (SFAS 141). SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, until either abandoned or completed, at which point the useful lives will be determined; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. Upon adoption, SFAS 141(R) will not have a significant impact on our consolidated financial position and results of operations; however, any business combination entered into after the adoption may significantly impact our financial position and results of operations when compared to acquisitions accounted for under existing U.S. Generally Accepted Accounting Principles (GAAP).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We have evaluated this new statement and have determined that the statement will not have a significant impact on the reporting of our financial position and results of operations.

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R),   Share-Based Payment. The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, we began calculating the expected option term based on our historical option exercise data. This change did not have a significant impact on the compensation expense recognized for stock options granted in 2008.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement; however, the new statement will not have an impact on the determination of our financial results.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under

SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other principles of GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In May 2008 the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).  ” APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting APB 14-1 on its consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. This FSP provides that unvested share-based payment awards that contain non forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The provisions of FSP No. 03-6-1 shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The provisions of FSP No. 03-6-1 are effective for the Company retroactively in the first quarter ended March 31, 2009. The Company is currently assessing the impact of FSP No. EITF 03-6-1 on the calculation and presentation of earnings per share in its’ consolidated financial statements.

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

 Note 6 – Line of Credit

The Company has a line of credit with Royal Bank of Canada. The line is for one year and carries an interest rate of LIBOR +3%. The balance outstanding as of December 31, 2008 is $14,995.

Note 7 – Fixed assets

Major classes of property and equipment at December 31, consist of the following:

	2008	2007
Furniture and equipment	$16,241	$-
Leasehold improvements	890

Total Notes Payable	$17,131	$-
Less: accumulated depreciation	(6,066)	-

Net property and equipment	$11,065	$-

Depreciation expense totaled $6,066 and $0 for the periods ended December 31, 2008 and 2007, respectively.

Note 8 –Notes / Advances Payable – Related Party

The company had the following notes payable outstanding as of December 31, 2008 and 2007

	2008	2007
Notes Payable with Diana Perlman	$299,658	$-

Notes payable with Resort Marketing.	95,000	-

Advance payable with Mike Borish CEO	243,579	-

Advance payable with Edmund Curtis COO	2,177	-

Advance payable with John Holwel, Director and Vice President	3,643	-

Total Notes Payable	$644,057	$-
less: Current Portion	(644,057)	-

Long Term Portion	$-	$-

The Company entered into a convertible promissory note with a shareholder of the Company and a related party on December 11, 2008 in the amount of $600,000. The promissory note had convertible beneficial feature which allowed the holder on the inception of the convertible promissory note into the company’s common stock equal to 50% of the market price of the corporation’s common stock on the date of conversion. The Company recorded a beneficial interest expense in the amount of $293,250 in the year ended December 31, 2008. The notes have an annual interest rate of 12%.  As of December 31, 2008 the company has a due to related party $299,658.

The Company entered into a convertible promissory note with a related party company (Resort Marketing) owned by the Company’s chief executive officer on December 22, 2008 in the amount of $95,000. The promissory note had convertible beneficial feature which allowed the holder on the inception of the convertible promissory note into the company’s common stock equal to 50% of the market price of the corporation’s common stock on the date of conversion. The Company recorded a beneficial interest expense in the amount of $95,000 in the year ended December 31, 2008. The notes have an annual interest rate of 15%. As of December 31, 2008 the Company has a due to related party relating to the following promissory note in the amount of $95,000.

The Company receives advances from its officers and related parties during the regular course of business. The advances to its officers have an annual rate of 15%. As of December 31, 2008 the Company has a due to its officers and related party members in the amount of $245,756.

The Company receives advances from its director and vice president and a related party during the regular course of business. The advances to its officers have an annual rate of 15%. As of December 31, 2008 the Company has a due to its officers and related party members in the amount of $3,643.

Note 9 –Notes Payable - Other

The Company entered into a notes payable with US Bancorp Manifest Funding Services for the capital lease of equipment. As of December 31, 2008 the Company has a notes payable in the amount of $9,994 of which $4,997 is due by December 31, 2009.

Note 10 – Other Related Party Transactions

On December 15, 2008 the Company entered into an employment agreements with the Company’s two officers for the annual amount of $185,000 and $165,000, respectively. The employment agreements under the reference “Term” specifically set forth that the agreements were to be retroactive to January 1, 2008 “this agreement will be retroactive to January 1, 2008.”  As of December 31, 2008 the Company has an accrued compensation liability of $350,000 and related payroll tax accrual in the amount of $15,606.

Note 11 – Preferred Stock

As of December 31, 2008 the company had 75,000,000 shares of preferred stock authorized with a par value of $.001. As of December 31, 2008 no shares were issued and outstanding.

Note 12 – Common Stock

On June 11, 2008, the Company entered into a 1:20 reverse stock split. As of June 11, 2008 the Company had 2,507,037 common shared issued and outstanding after the completion of the reverse stock split.

On June 12, 2008, the Company issued 12,746,444 common shares for services received by the Company. The value of the services was based on the fair market value of the shares on the date of issue. The Company recorded consulting service fees in the amount of $6,373,222.

On  June 27, 2008, The Company issued 20,704,427 as a result of a recapitalization in accordance to a stock purchase agreement. Furthermore on June 27, 2008 the Company cancelled 800,000 shares held by a previous executive.

On July 7, 2008, the Company issued 97 common shares for services received by the Company. The value of the services was based on the fair market value of the shares on the date of issue. The Company recorded consulting service fees in the amount of $102.

On July 10, 2008, the Company issued 88 common shares for services received by the Company. The value of the services was based on the fair market value of the shares on the date of issue. The Company recorded consulting service fees in the amount of $89

Note 13 – Income taxes

The Company adopted Financial Accounting Standard No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $12,990,000 which expire in various years through 2028, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The impact of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined.

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2008 and 2007 consist of the following:

	December 31, 2008	December 31, 2007
Current:
Federal	$-	$-
State
Deferred:
Federal	$4,000,000	$1,750,000
State	100,000	50,000
	4,100,000	1,800,000
Benefit from the operating loss carryforward	(4,100,000)	(1,800,000)
(Benefit) provision for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31, 2008	December 31, 2007
Statutory federal income tax rate
State income taxes and other	34.0%	34.0%
Effective tax rate	5.5%	5.5%
	39.5%	39.5%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31, 2008	December 31, 2007
Net operating loss carryforward	12,990,000	5,119,100
Valuation allowance	(12,990,000)	(5,119,100)
Deferred income tax asset	$-	$-

In assessing the amount of deferred tax asset to be recognized, management considers whether it is more likely than not that some of the losses will be used in the future.  Management expects that they will not have benefit in  the  future. Accordingly, a full valuation  allowance  has  been  established.

Note 14 – Losses per Share

The following table represents the computation of basic and diluted losses per share at December 31:

	2008	2007

Losses available for common shareholders	(7,870,565)	(322,622)

Weighted average common shares outstanding	(0.185)	(0.009)

Basic and fully diluted loss per share	42,647,381	37,761,668

Net loss per share is based upon the weighted average shares of common stock outstanding

Note 15 – Commitment and Contingencies

On January 1, 2008, FELC entered into an agreement to lease a 6,000 square foot facility and seventy feet of additional land at a rate of $3,700 per month. The lease is for a period of one years commencing on January 1, 2008 and expired on January 1, 2009. On January 1, 2009 the company entered into a month to month lease with Regus at a rate of $1,200 per month.

On May 15, 2009 the Company entered into a lease agreement for office space. The term of the agreement set forth that a monthly rent is $1.927 with lease term is through June 1, 2011.