Form 10-K/A
period 2008-12-31
Freedom Environmental Services, Inc.
filed 2009-10-28
CIK 1443818

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  Non-accelerated filer 	Accelerated filer  Small Business Issuer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes  No ☒

The registrant had 15,971,969 shares of Common Stock, par value $0.001, issued and outstanding as of October 5, 2009.

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

Documents Incorporated By Reference: None

EXPLANATORY NOTE:

The Board of Directors and officers of the Company have decided to revise and amend certain disclosures in this Form 10-K/A for the year ended December 31, 2008.  Note 8 of the attached financial statements outlines the revisions that have been made to the financial statements and we have revised “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation” to reflect those changes.  In addition we have revised “Item 9A (T).  Controls and Procedures” to conform to the requirements of Item 308T(a)(1) of Regulation S-K. Other than these changes, the disclosures in this amended report are as of the initial filing date of April 15, 2009 and this report does not include subsequent events.

Further, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

Freedom Environmental Services, Inc.
FORM 10-K/A ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
TABLE OF CONTENTS

PART I

ITEM 3.	LEGAL PROCEEDINGS	5

PART II

ITEM 6.	SELECTED FINANCIAL DATA	5

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	5

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	16

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	17

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT	19

ITEM 11.	EXECUTIVE COMPENSATION	20

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT	32

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	35

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	37

	SIGNATURES	38

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

 On April 30, 2009, Total Enviro Services, Inc. filed suit against William Lee and Freedom Environmental Services, Inc. in the Ninth Judicial Circuit in Orange County, Florida. The suit asserts claims for alleged breaches of a covenant not to compete. The plaintiffs are seeking unspecified monetary damages and injunctive relief.  On June 2, 2009 there was filed Notice of Voluntary Dismissal without prejudice as to Defendant, Freedom Environmental Services, Inc.

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

Restatement of Financial Statements

On May 13, 2009, Tarvaran, Askelson & Company, LLP ("TAC") was appointed as the independent auditor for Freedom Environmental Services, Inc., commencing with the quarter ending March 31, 2009. After TAC was engaged, TAC identified and expressed concerns relating to control deficiencies (as disclosed in our Form 10-Q for the quarter ended March 31, 2009). We were further advised by TAC that there were errors in the original financial statements for the year ended December 31, 2008 which was audited by Lawrence Scharfman & Co CPA P.A. on April 14, 2009.  Based on the oregoing, Mike Borish our Chief Executive Officer and Chief Financial Officer, concluded on May 20, 2009, that the Original financial statements should no longer be relied upon. TAC was retained on July 20, 2009 to re-audit the financial statements of the Company for the year ended December 31, 2008. During TAC’s audit of the Company’s financial statements, TAC further identified that new information became available subsequent to the issuance of our original financial statements for the year ended December 31, 2007 which was audited by Kramer Weisman and Associates, LLP. Kramer Weisman and Associates reissued their restated audit report on October 27, 2009 as a result of such findings. On September 8, 2009 TAC issued a formal letter to the Company setting forth deficiencies which were a primary concern of TAC, during TAC’s re-auditing of the Company financial statements for the year ended December 31, 2008.

The Company has adopted SFAS 154-Accounting Changes and Error Corrections as a result we have determined that errors in the accounting treatment and reported amounts in our previously filed financial statements. As a result, we determined to restate our financial statements for the year ended December 31, 2008 and 2007.

In connection with the restatement, we are designing internal procedures and controls for purposes of the preparation and certification of our financial statements going forward. In this process, we identified certain errors in accounting determinations, which have been reflected in the restated financial statements.

These restated financial statements include adjustments related to the following for the year ended December 31, 2008:

On June 30, 2008 the Company issued stock for consulting fees to the former chairman of the Company and other former officers of the Company. The Company did not consider the cost of these 12,746,444 shares.  Accordingly $6,373,222 was added as compensation expense related to the issuance of the stock and are reflected in the restated financial statements for the year ended December 31, 2008.

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

During the year ended December 31, 2008 the Company incorrectly reflected accounts receivable balances of $191,843 which took into account undeposited funds and other trade receivables. The restated financial statements for the year ended December 31, 2008 has reflected accounts receivable balance of $2,675 which took into account expensing $189,168 in undeposited fund which could not be supported and other write off and reserve of trade receivables which were deemed uncollectible or at risk for uncollectibility.

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

On December 11, 2008 the Company entered into two convertible promissory notes with two related parties in the amount of $600,000 and $95,000 respectively. The two agreements afforded the holder an option on the date of inception of the agreement to convert the note into shares of the Company’s common stock equal to 50% of the market price of the corporation common stock on the date of the conversion. The Company did not consider beneficial conversion features of the convertible promissory note. Accordingly $388,250 was added as interest expense related to the beneficial conversion feature in the restated financial statements for the year ended December 31, 2008.

The Company entered various convertible notes and advance agreements with the Company’s officers and shareholders. During the year ended December 31, 2008 the Company had not fully considered the interest expense related to the note and advance agreements. The restated financial statement for the year ended December 31, 2008 has reflected additional interest expense in the amount of $24,400.

During the year ended December 31, 2008 the Company did not properly account for the provision of income taxes. The restated financial statements for the year ended December 31, 2008 has reflected a deferred benefit for income taxes for the year ended December 31, 2008 in the amount of $3,109,000 for which the full amount was a benefit to operating loss carryforward. As of December 31, 2008 the gross deferred tax asset was $5,278,000 for which the Company provided a full valuation allowance in the amount of $5,278,000.

The following were corrections made to the Company financial statements for the year ended December 31, 2008:

Consolidated Statement of Operations
For the year December 31, 2008
	As	Restatement	As
	Originally Presented	Adjustment	Restated
Net sales	293,584	(460)	293,124
Cost of Sales	147,251	5,351	152,602
Gross Profit	146,333	5,811	140,522

Selling general and administrative	509,536	7,078,199	7,587,735
Net loss before other income and expense	(363,203)	(7,084,010)	(7,447,213)
Interest Expense	10,702	412,650	423,352
Net Loss	(373,905)	(7,496,660)	(7,870,565)

Net loss per share basic and fully diluted	(0.01)	(0.175)	(0.185)

Basic and fully diluted weighted average
number of shares outstanding	27,931,258	14,716,123	42,647,381

Consolidated Balance Sheet
As of December 31, 2008
	As	Restatement	As
	Originally Presented	Adjustment	Restated
Current assets:
Accounts receivable	191,843	(189,168)	2,675
Total current assets	191,843	(189,168)	2,675

Property and equipment, net	21,181	(10,116)	11,065
Other assets	6,100	5,638	11,738

Total assets	$219,124	$(193,646)	$25,478

Current liabilities:
Bank overdraft	$-	20,471	$20,471
Accounts payable and accrued expenses	81,800	367,239	449,039
Line of credit	14,995	-	14,995
Notes payable – current portion	-	4,997	4,997
Due to related party	-	95,000	95,000
Shareholder loan	508,410	40,647	549,057
Total current liabilities	607,205	526,354	1,133,559
Notes payable-noncurrent portion	-	4,997	4,997
Total liabilities	607,205	531,351	1,138,556

Preferred Stock			-
Common Stock	35,158	(1)	35,157
Additional paid in capital	(35,158)	11,877,144	11,841,986
Accumulated deficit	(378,081)	(12,612,140)	(12,990,221)
Total stockholders deficit	(378,081)	(734,997)	(1,113,078)

Total liabilities and stockholders deficit	$229,124	$(203,646)	$25,478

Consolidated Statement of Cashflows
For the year December 31, 2008
	As	Restatement	As
	Originally Presented	Adjustment	Restated
Cashflow from operating activities:
Net Loss	(373,905)	(7,496,660)	$(7,870,565)
Adjustments to reconcile net loss to net
loss to net cash used in operating activities
Depreciation	2,500	3,567	6,067
Common stock issued for compensation	-	6,761,663	6,761,663
Change in operating assets and liabilities
Decrease (Increase) in:
Accounts receivable	(10,000)	7,325	(2,675)
Other assets	(6,100)	(5,638)	(11,738)
Bank overdraft	-	20,471	20,471
Accounts payable and accrued expenses	83,662	365,239	448,901
Net cash provided by in operating activities	(303,843)	(344,033)	(647,876)

Cash flow from investing activities:
Fixed assets purchased	(23,681)	6,549	(17,132)
Net cash used in Investing activities	(23,681)	6,549	(17,132)

Cash flow from financing activities:
Proceeds from related party	-	95,000	95,000
Proceeds from line of credit	14,995	-	14,995
Proceeds from note payable-net of payments	-	9,994	9,994
Proceeds from shareholder loan	504,372	40,647	545,019
Net cash provided in financing activities	519,367	145,641	665,008

Net increase (decrease) in cash	191,843	(191,843)	-
Cash beginning period		-	-
Cash, ending period	191,843	(191,843)	$-

Consolidated Statement of Stockholders Deficit
For the year December 31, 2008

						Restatement
	As Originally Presented					Adjustment	As Restated
			Additional		Total				Additional		Total
			Paid-in	Retained	Stockholder’s				Paid-in	Retained	Stockholder’s
	Shares	Amount	Capital	Earnings	Equity		Shares	Amount	Capital	Earnings	Equity

Balance December 31,2007	20,794,427	$20,704	$(20,704)	$(4,176)	$(4,176)	-	50,136,668	$50,137	$5,065,343	$(5,119,656)	$(4,176)

Net Loss -2008				(373,905)	(373,905)	(7,496,660)				(7,870,565)	(7,870,565)

Reverse Stock Split 1:20	-	-	-			-	(47,629,631)	(47,630)	47,630

Shares Issued for consulting fee @ $.50/share	-	-	-		-	6,373,222	12,746,444	12,746	6,360,476		6,373,222
Recapitalization as per Stock Purchase Agreement	14,453,481	14,453	(14,453)		-	-	20,704,427	20,704	(20,704)		-
Shares returned by former Chairman and cancelled	-	-	-		-	-	(800,000)	(800)	800		-
Miscellaneous Issuance	-	-	-		-	191	185	(1)	192		191
Value of beneficial conversion feature of convertible note			-		-	388,250			388,250		388,250

Balance December 31, 2008	35,247,908	$35,157	$(35,157)	$(378,081)	$(378,081)	(734,997)	35,158,093	$35,157	$11,841,986	$(12,990,221)	$(1,113,078)

These restated financial statements include adjustments related to the following for the year ended December 31, 2007:

On September 26, 2007 the Company issued stock to the former chairman of the Company and a former officer for an outstanding note payable of $345,553. The Company did not consider the issuance of these 16,500,000 shares.  Accordingly the note was converted related to the issuance of the stock for the year ended December 31, 2007.

During the year ended December 31, 2007 the Company did not include in the financial statements, the disposal of certain assets held by the parent Company, which resulted in an additional loss of $318,446. The restated financial statements for the year ended December 31, 2007 has reflected the proper recording of the loss from disposal of these assets.

During the year ended December 31, 2007 the Company did not account for the common stock, additional paid in capital and accumulated deficit from the parent company at year end.    The inclusion of these adjustments resulted in no change to total stockholder’s equity as common stock and additional paid in capital increased by $29,433 and $5,086,047, respectively, while accumulated deficit decreased by $5,115,480 at December 31, 2007. The restated financial statements for the year ended December 31, 2007 reflects the proper recording of equity for the Company.

During the year ended December 31, 2007 the Company did not properly account for the provision of income taxes. The restated financial statements for the year ended December 31, 2007 has reflected a deferred benefit for income taxes for the year ended December 31, 2007 in the amount of $127,000 for which the full amount was a benefit to operating loss carryforward. As of December 31, 2007 the deferred tax asset was $2,169,000 for which the Company provided a full valuation allowance in the amount of $2,169,000.  This correction is only reflected in the income tax footnote and is not reflected in the financial statements.

The following were corrections made to the Company financial statements for the year ended December 31, 2007:

Consolidated Statement of Operations
For the year December 31, 2007
	As	Restatement	As
	Originally Presented	Adjustment	Restated
Net Sales	-	-	-
Cost of Sales	-	-	-
Gross Profit	-	-	-

Selling general and administrative	4,176	-	4,176
Net loss before other income and expense	(4,176)	-	(4,176)
Interest Expense
Loss from disposal of asset	-	(318,446)	(318,446)
Net Loss	(4,176)	(318,446)	(322,622)

Net loss per share basic and fully diluted	(0.0002)	(0.0088)	(0.0090)

Basic and fully diluted weighted average
number of shares outstanding	20,704,427	17,057,241	37,761,668

Consolidated Balance Sheet
As of December 31, 2007
	As	Restatement	As
	Originally Presented	Adjustment	Restated
Current assets:
Accounts receivable	-	-	-
Total current assets	-	-	-

Property and equipment, net	-	-	-
Other assets	-	-	-

Total assets	$-	$-	$-

Current liabilities:
Accounts payable	138	-	138
Credit card payable	-	-	-
Line of credit	-	-	-
Accrued interest	-	-	-
Bank overdraft		-	-
Shareholder loan	4,038	-	4,038
Total current liabilities	4,176	-	4,176
Total liabilities	4,176	-	4,176

Preferred Stock			-
Common Stock	20,704	29,433	50,137
Additional paid in capital	(20,704)	5,086,047	5,065,343
Accumulated deficit	(4,176)	(5,115,480)	(5,119,656)
Total stockholders deficit	(4,176)	-	(4,176)

Total liabilities and stockholders deficit	$-	$-	$-

Consolidated Statement of Cashflows
For the year December 31, 2007
	As	Restatement	As
	Originally Presented	Adjustment	Restated
Cashflow from operating activities:
Net Loss	(4,176)	(318,446)	$(322,622)
Adjustments to reconcile net loss to net
loss to net cash used in operating activities
Depreciation	-	-	-
Loss on disposal of assets	-	318,446	318,446
Change in operating assets and liabilities
Decrease (Increase) in:
Accounts receivable	-	-	-
Other assets	-	-	-
Bank overdraft	138	-	138
Accrued interest	-
Automotive loan	-	-	-
Net cash provided by in operating activities	(4,038)	-	(4,038)

Cashflow from financing activities:
Proceeds from line of credit	-	-
Proceeds from shareholder loan	4,038	-	4,038
Net cash provided in financing activities	4,038	-	4,038

Net increase (decrease) in cash	-	-	-
Cash beginning period		-	-
Cash, ending period	-	-	$-

Consolidated Statement of Stockholders Deficit
For the year December 31, 2007

						Restatement
	As Originally Presented					Adjustment	As Restated
			Additional		Total				Additional		Total
			Paid-in	Retained	Stockholder’s				Paid-in	Retained	Stockholder’s
	Shares	Amount	Capital	Earnings	Equity		Shares	Amount	Capital	Earnings	Equity

Balance December 31,2006	20,794,427	$20,704	$(20,704)	$-	$-	(27,107)	33,636,668	$33,637	$4,736,290	$(4,797,037)	$(27,107)

Net Loss -2007				(4,176)	(4,176)	(318,446)				(322,622)	(322,622)

Shares issued for notes payable to chairman	-	-	-	-	-	345,553	16,500,000	16,500	329,053		345,553

Balance December 31, 2007	20,794,427	$20,704	$(20,704)	$(4,176)	$(4,176)	-	50,136,668	$50,137	$5,065,343	$(5,119,659)	$(4,176)

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

Gross margins for the year ended December 31, 2008 was 48%.  Selling, general and administrative expenses were $7,587,735 for the year ended December 31, 2008 as compared to $0 for the same period in 2007.   This is due to the fact that we started operations December 27, 2007. On June 24, 2008 the Company acquired 100% of the membership interests in Freedom Environmental Services, LLC (“FELC”), which was established December 27, 2007, for consideration consisting of 20,704,427 shares of the common stock of the Company. This acquisition was a reverse acquisition by Freedom Environmental Services, LLC.

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

Net Loss Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), specifying the computation, presentation and disclosure of earnings per share information. Basic and fully diluted loss per share has been calculated based upon the weighted average number of shares outstanding. There is no effect on earning per share for the year ended December 31, 2008 relating to the adoption of this standard

Stock Based Compensation

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

The Company and its newly appointed independent registered public accounting firm identified certain significant internal control deficiencies during their financial audit for the twelve months ended December 31, 2008. This determination was made on or about May 20, 2009, subsequent to the engagement of the newly appointed independent registered public accounting firm. Our principal executive officer and our principal financial officer, based on information provided by the newly appointed independent registered public accounting firm, began  to re-examine the effectiveness of internal controls and procedures and resulted in the Company amending its annual report on Form 10-K for the years ended December 31, 2008 and December 31, 2007.  We considered these weaknesses, in the aggregate, to be a material weakness. The primary concerns were a) the employment agreements which were entered into by our company with two of our officers during the year ended December 31, 2008; and which we were required to accrue for both compensation and related payroll taxes for these two officers, and for which we did not properly accrue for such expenditures for the year ended December 31, 2008; b) the convertible promissory notes agreements which were entered into by us with two related parties during the year ended December 31, 2008; and which we were required to account for the beneficial conversion features of the promissory notes consistent with the agreements, and for which we did not properly account for such beneficial conversion features for the year ended December 31, 2008 and various other accruals and audit adjustments required to present fairly, in all material respects, the consolidated financial position of Freedom Environmental Services, Inc. and subsidiary as of December 31, 2008 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Furthermore, The Company and its newly appointed independent registered public accounting firm also identified that the beginning balances of the statement of equity were also not accurately stated. Specifically, the primary concern was information disclosed in the financial statements, for the year ended December, 31 2007 set forth that 35,157,908 common shares were issued and outstanding as of December 31, 2007. However, information discovered subsequent to the audit opinion date of October 17, 2008 set forth that 50,136,668 common shares were issued and outstanding. The prior year auditor report which was reissued on October 27, 2009 and which is set forth in this form 10-K/A has taken into account the corrections required to present fairly, in all material respects, the consolidated financial position of Freedom Environmental Services, Inc. and subsidiary as of December 31, 2007 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Management intends to rectify these deficiencies. Management plans to publish a Form 8K relating to the restated financial statements for the year ended December 31, 2007.

Furthermore, The Company and its newly appointed independent registered public accounting firm identified additional significant internal control deficiencies during their financial audit for the twelve months ended December 31, 2008. This determination was made on or about October 5, 2009.  We considered these weaknesses, in the aggregate, to be a material weakness. The primary concerns was that the Company staff  presented a Report of Independent Registered Public Accounting Firm to the Board of Directors and to the Company’s independent auditors from the prior auditors for the financial statements for the year ended December 31, 2007 which was incorporated in the Company’s filing of Form 10K/A for the year ended December 31, 2008 and December 31, 2007 filed on September 9, 2009.  Subsequent to our filing on or about October 5, 2009, the Board of Directors learned that the Report of Independent Registered Public Accounting Firm from the prior auditor was not filed with the approval of the prior auditors as represented by the accounting staff.  On October 16, 2009 upon further confirmation of such matter the Company filed Form 8-K item 4.02 Non Reliance and withdrawing the filing dated September 9, 2009.

This annual report on Form 10-K/A does not include an attestation report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as of December 31, 2008 and December 31, 2007 were not be effective due to possible material weakness in our internal controls over financial reporting described herein, and other factors related to the Company’s financial reporting processes. The Company is in the process of evaluating the internal controls and procedures to ensure that the internal controls and procedures satisfy the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

We anticipate that these initiatives will be at least partially, if not fully, implemented prior to the filing of our annual report for the fiscal year ended December 31, 2009.

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

From 2004 to 2008, Edmund F. Curtis was self employed and provided services consisting of assistance to companies in matters related to corporate restructuring.

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

2008 SUMMARY COMPENSATION TABLE

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

        2008 GRANTS OF PLAN-BASED AWARDS TABLE

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

2008 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

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

2008 OPTION EXERCISES AND STOCK VESTED TABLE

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michael S. Borish Chairman and Chief Executive Officer	-0-	-0-	-0-	-0-
Edmund F. Curtis President and Chief Operating Officer	-0-	-0-	-0-	-0-

2008 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Michael S. Borish Chairman and Chief Executive Officer	N/A	-0-	-0-	-0-
Edmund F. Curtis President and Chief Operating Officer	N/A	-0-	-0-	-0-

2008 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Michael S. Borish Chairman and Chief Executive Officer	-0-	-0-	-0-	-0-	-0-
Edmund F. Curtis President and Chief Operating Officer	-0-	-0-	-0-	-0-	-0-

2008 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael S. Borish Chairman and Chief Executive Officer	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Edmund F. Curtis President and Chief Operating Officer	-0-	-0-	-0-	-0-	-0-	-0-	-0-

2008 ALL OTHER COMPENSATION TABLE

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

2008 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits

Michael S. Borish Chairman and Chief Executive Officer	2008	-0-	-0-	-0-	-0-	-0-
Edmund F. Curtis President and Chief Operating Officer	2008	-0-	-0-	-0-	-0-	-0-

2008 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

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

Shareholder	Class	Amount	% of shares outstanding

David R. Koos	Common	5,767,504	16.40%
c/o Bombardier Pacific Ventures Inc.
1010 University Avenue #40
San Diego, CA 92103*

Venture Bridge Advisors Inc.	Common	3,206,072	9.20%
711 S. Carson Street, Suite 4
Carson City, NV 89701

Diana Perlman	Common	3,172,868	9.10%
5459 Vineland Road
Orlando, FL 32811

Michael Borish***	Common	10,559,258	30.10%
C/o Freedom Environmental Services, Inc.
7395 Hoffner Avenue
Orlando, Florida 32822

Edmund F.Curtis****	Common	7,039,505	20.10%
C/o Freedom Environmental Services, Inc.
7395 Hoffner Avenue
Orlando, Florida 32822

John Holwell*****	Common	3,105,664	8.90%
C/o Freedom Environmental Services, Inc.
7395 Hoffner Avenue
Orlando, Florida 32822

All Executive Officers and Directors as a Group	Common	32,850,871	93.8%

* Includes 2,859,960 common shares beneficially owned by Bio-Technology Partners Busines Trust and and 2,907,544 common shares beneficially owned by Bombardier Pacific Ventures, Inc. controlled by David Koos..  David R. Koos is the

** Barbara Koos is the sole shareholder of Venture Bridge Advisors, Inc. and exercises voting and investment power over those shares held by Venture Bridge Advisors, Inc.

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
        -------------------
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
        -----------------------------

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not  reported  under  Item  9  (e)(1)  of  Schedule  14A  was  NIL.

(3)     Tax  Fees
        --------------

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was $3,000.

(4)     All Other  Fees
        ----------------------

There  were  no other fees charged by the principal  accountants  other  than  those  disclosed  in  (1)  and  (3) above.

Audit Committee’s Pre-approval Policies
        -------------------------------------

At the present time, there are not sufficient directors, officers and employees involved with Freedom Environmental to make any pre-approval policies meaningful.  Once Freedom Environmental has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

Audit Hours Incurred
---------------------------

The principal accountants spent approximately 50 percent of the total hours spent on the accounting.  The hours were about equal to the hours spent by the Company’s internal accountant.

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
(2)  Filed herein.

Signatures

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, on the 14day of April, 2009

Date:        October 28, 2009
By:           /s/ Michael S. Borish
Name:      Michael S. Borish
Title:       Chairman, CEO and Acting CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on October 28, 2009.

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
Orlando, Florida

We have audited the accompanying consolidated balance sheets of Freedom Environmental Services, Inc. (Company) and subsidiary as of December 31, 2008, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Freedom Environmental Services,  Inc. as of December 31, 2007 were audited by another auditor, whose report dated October 17, 2008, except for Note 2, 3, 13, 14 as to which the date is October 27, 2009, on those statements included an explanatory paragraph describing conditions that raised substantial doubt as to the Company's ability to continue as a going concern as discussed in Note 2 to the financial statements.

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

As discussed in Note 2 to the consolidated financial statements for the year ended December 31, 2008, and 2007 have been restated.

/s/ Tarvaran Askelson & Company, LLP

Laguna Niguel, California
September 8, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Freedom Environmental Services, Inc.

Orlando, Florida

We have audited the accompanying balance sheets of Freedom Environmental Services, Inc. ("the Company") as of December 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freedom Environmental Services, Inc. as of December 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company had an accumulated deficit of $5,119,656 and a working capital deficit of $4,176 at December 31, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kramer Weisman and Associates. LLP
Davie, Florida
October 17, 2008, except for note 2, 3, 13, 14 as to
which the date is October 27, 2009.

Freedom Environmental Services, Inc.
Amended and Restated Consolidated Balance Sheet

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

The accompanying notes are an integral part of these financial statements

Freedom Environmental Services, Inc.
Amended and Restated Consolidated Statement of Operations
	For the years ended
	December 31,
	2008	2007

Net sales	$293,124	$-
Cost of sales	152,602	-
Gross Profit	$140,522	$-
General and administrative	7,587,735	4,176

Loss from operations	(7,447,213)	(4,176)

Other income (expense)
Interest expense	(423,352)	-
Loss from disposal of assets	-	(318,446)
Total other income (expense)	(423,352)	(318,446)

Loss before income taxes	(7,870,565)	(322,622)

Provision for income taxes	-	-

Net Loss	(7,870,565)	(322,622)

Net loss per share basic and fully diluted	(0.185)	(0.009)
Basic and fully diluted weighted average
number of shares outstanding	42,647,381	37,761,668

The accompanying notes are an integral part of these financial statements

Freedom Environmental Services, Inc.
Amended an Restated Consolidated Statement of Stockholders' Deficit

			Additional		Total
			Paid-in	Retained	Stockholder’s
	Shares	Amount	Capital	Earnings	Equity

Balance December 31,2006	33,636,668	$33,637	$4,736,290	$(4,797,034)	$(27,107)

Net Loss				(322,622)	(322,622)

Shares issued for Notes Payable to Chairman	16,500,000	16,500	329,053		345,553

Balance December 31,2007	50,136,668	$50,137	$5,065,343	$(5,119,656)	$(4,176)

Net Loss -2008				(7,870,565)	(7,870,565)

Reverse Stock Split 1:20	(47,629,631)	(47,630)	47,630

Shares Issued for consulting fee @ $.50/share	12,746,444	12,746	6,360,476		6,373,222

Recapitalization as per Stock Purchase Agreement	20,704,427	20,704	(20,704)		0

Shares returned by former Chairman and cancelled	(800,000)	(800)	800		-

Miscellaneous Issuance	185	-	191		191

Value of beneficial conversion feature of convertible note			388,250		388,250

Balance December 31, 2008	35,158,093	$35,157	$11,841,986	$(12,990,221)	$(1,113,078)

The accompanying notes are an integral part of these financial statements

Freedom Environmental Services, Inc.
Amended and Restated Consolidated Statement of Operations
	For the years ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(7,870,565)	(322,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,067	-
Loss on disposal of assets		318,466
Common stock issued for compensation	6,761,663	-
Changes in operating assets and liabilities:
Decrease (Increase) in:
Accounts receivable	(2,675)	-
Other assets	(11,738)	-
Bank overdraft	20,471
Accounts payable and accrued expenses	448,901	138
Net cash provided by in operating activities	(647,876)	(4,038)
Cash flows from investing activities:
Fixed assets purchased	(17,132)	-
Net Cash Used In Investing Activities	(17,132)	318,446
Cash flows from financing activities:
Proceeds from related party	95,000
Proceeds from line of credit	14,995
Proceeds from note payable-net of payments	9,994	-
Proceeds from shareholder loan	545,019	4,038
Net cash provided by financing activities	665,008	4,038
Net increase (decrease) in cash	-	-
Cash, beginning period	-	-
Cash, ending period	$-	-
Supplemental disclosure of cash flows information:
Interest paid during the period	$941	-
Income taxes paid during the period	$-	-

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

On June 24, 2008 the Company acquired 100% of the membership interests in Freedom Environmental Services, LLC (“FELC”), a Florida Limited Liability Company established December 27, 2007, for consideration consisting of 20,704,427 shares of the common stock of the Company. This acquisition was a reverse acquisition by Freedom Environmental Services, LLC.  In the share exchange, the former shareholders of Freedom Environmental, LLC received he common shares in the Company.  As a result of this transaction, the former members of FELC hold approximately 59% of the voting capital stock of the Company immediately after the transaction and the composition of the senior management of the Company became the senior management of FELC. For financial accounting purposes, this acquisition was a reverse acquisition of the Company by FELC under the purchase method of accounting, and was treated as a recapitalization with FELC as the acquirer in accordance with Paragraph 17 of SFAS 141. Accordingly, the historical financial statements presented are those of FELC. The reasons for the share exchange are as follows:

•	The share exchange allows for the shareholders of Freedom Environmental Services, LLC. to receive shares of common stock with increased liquidity and stronger market value;
•	The ability of the combined companies to utilize publicly-traded securities in capital raising transactions and as consideration in connection with future potential mergers or acquisitions.

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

 COMMON STOCK OUTSTANDING

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2007 and December 31, 2008, respectively:

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

NOTE 2-   ACCOUNTING CHANGES AND ERROR CORRECTIONS

The Company has adopted SFAS 154-Accounting Changes and Error Corrections as a result we have determined that errors in the accounting treatment and reported amounts in our previously filed financial statements. As a result, we determined to restate our financial statements for the year ended December 31, 2008 and 2007.

In connection with the restatement, we are designing internal procedures and controls for purposes of the preparation and certification of our financial statements going forward. In this process, we identified certain errors in accounting determinations, which have been reflected in the restated financial statements.

These restated financial statements include adjustments related to the following for the year ended December 31, 2008:

On June 30, 2008 the Company issued stock for consulting fees to the former chairman of the Company and other former officers of the Company. The Company did not consider the cost of these 12,746,444 shares.  Accordingly $6,373,222 was added as compensation expense related to the issuance of the stock and are reflected in the restated financial statements for the year ended December 31, 2008.

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

During the year ended December 31, 2008 the Company incorrectly reflected accounts receivable balances of $191,843 which took into account undeposited funds and other trade receivables. The restated financial statements for the year ended December 31, 2008 has reflected accounts receivable balance of $2,675 which took into account expensing $189,168 in undeposited fund which could not be supported and other write off and reserve of trade receivables which were deemed uncollectible or at risk for uncollectibility.

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

On December 11, 2008 the Company entered into two convertible promissory notes with two related parties in the amount of $600,000 and $95,000 respectively. The two agreements afforded the holder an option on the date of inception of the agreement to convert the note into shares of the Company’s common stock equal to 50% of the market price of the corporation common stock on the date of the conversion. The Company did not consider beneficial conversion features of the convertible promissory note. Accordingly $388,250 was added as interest expense related to the beneficial conversion feature in the restated financial statements for the year ended December 31, 2008.

The Company entered various convertible notes and advance agreements with the Company’s officers and shareholders. During the year ended December 31, 2008 the Company had not fully considered the interest expense related to the note and advance agreements. The restated financial statement for the year ended December 31, 2008 has reflected additional interest expense in the amount of $24,400.

During the year ended December 31, 2008 the Company did not properly account for the provision of income taxes. The restated financial statements for the year ended December 31, 2008 has reflected a deferred benefit for income taxes for the year ended December 31, 2008 in the amount of $3,109,000 for which the full amount was a benefit to operating loss carryforward. As of December 31, 2008 the gross deferred tax asset was $5,278,000 for which the Company provided a full valuation allowance in the amount of $5,278,000.

The following were corrections made to the Company financial statements for the year ended December 31, 2008:

Consolidated Balance Sheet
As of December 31, 2008
	As	Restatement	As
	Originally Presented	Adjustment	Restated
Current assets:
Accounts receivable	191,843	(189,168)	2,675
Total current assets	191,843	(189,168)	2,675

Property and equipment, net	21,181	(10,116)	11,065
Other assets	6,100	5,638	11,738

Total assets	$219,124	$(193,646)	$25,478

Current liabilities:
Bank overdraft	$-	20,471	$20,471
Accounts payable and accrued expenses	81,800	367,239	449,039
Line of credit	14,995	-	14,995
Notes payable – current portion	-	4,997	4,997
Due to related party	-	95,000	95,000
Shareholder loan	508,410	40,647	549,057
Total current liabilities	607,205	526,354	1,133,559
Notes payable-noncurrent portion	-	4,997	4,997
Total liabilities	607,205	531,351	1,138,556

Preferred Stock			-
Common Stock	35,158	(1)	35,157
Additional paid in capital	(35,158)	11,877,144	11,841,986
Accumulated deficit	(378,081)	(12,612,140)	(12,990,221)
Total stockholders deficit	(378,081)	(734,997)	(1,113,078)

Total liabilities and stockholders deficit	$229,124	$(203,646)	$25,478

Consolidated Statement of Operations
For the year December 31, 2008
	As	Restatement	As
	Originally Presented	Adjustment	Restated
Net sales	293,584	(460)	293,124
Cost of Sales	147,251	5,351	152,602
Gross Profit	146,333	5,811	140,522

Selling general and administrative	509,536	7,078,199	7,587,735
Net loss before other income and expense	(363,203)	(7,084,010)	(7,447,213)
Interest Expense	10,702	412,650	423,352
Net Loss	(373,905)	(7,496,660)	(7,870,565)

Net loss per share basic and fully diluted	(0.01)	(0.175)	(0.185)

Basic and fully diluted weighted average
number of shares outstanding	27,931,258	14,716,123	42,647,381

Consolidated Statement of Cashflows
For the year December 31, 2008
	As	Restatement	As
	Originally Presented	Adjustment	Restated
Cashflow from operating activities:
Net Loss	(373,905)	(7,496,660)	$(7,870,565)
Adjustments to reconcile net loss to net
loss to net cash used in operating activities
Depreciation	2,500	3,567	6,067
Common stock issued for compensation	-	6,761,663	6,761,663
Change in operating assets and liabilities
Decrease (Increase) in:
Accounts receivable	(10,000)	7,325	(2,675)
Other assets	(6,100)	(5,638)	(11,738)
Bank overdraft	-	20,471	20,471
Accounts payable and accrued expenses	83,662	365,239	448,901
Net cash provided by in operating activities	(303,843)	(344,033)	(647,876)

Cashflow from investing activities:
Fixed assets purchased	(23,681)	6,549	(17,132)
Net cash used in Investing activities	(23,681)	6,549	(17,132)

Cashflow from financing activities:
Proceeds from related party	-	95,000	95,000
Proceeds from line of credit	14,995	-	14,995
Proceeds from note payable-net of payments	-	9,994	9,994
Proceeds from shareholder loan	504,372	40,647	545,019
Net cash provided in financing activities	519,367	145,641	665,008

Net increase (decrease) in cash	191,843	(191,843)	-
Cash beginning period		-	-
Cash, ending period	191,843	(191,843)	$-

Consolidated Statement of Stockholders Deficit
For the year December 31, 2008

						Restatement
	As Originally Presented					Adjustment	As Restated
			Additional		Total				Additional		Total
			Paid-in	Retained	Stockholder’s				Paid-in	Retained	Stockholder’s
	Shares	Amount	Capital	Earnings	Equity		Shares	Amount	Capital	Earnings	Equity

Balance December 31,2007	20,794,427	$20,704	$(20,704)	$(4,176)	$(4,176)	-	50,136,668	$50,137	$5,065,343	$(5,119,656)	$(4,176)

Net Loss -2008				(373,905)	(373,905)	(7,496,660)				(7,870,565)	(7,870,565)

Reverse Stock Split 1:20	-	-	-			-	(47,629,631)	(47,630)	47,630

Shares Issued for consulting fee @ $.50/share	-	-	-		-	6,373,222	12,746,444	12,746	6,360,476		6,373,222
Recapitalization as per Stock Purchase Agreement	14,453,481	14,453	(14,453)		-	-	20,704,427	20,704	(20,704)		-
Shares returned by former Chairman and cancelled	-	-	-		-	-	(800,000)	(800)	800		-
Miscellaneous Issuance	-	-	-		-	191	185	(1)	192		191
Value of beneficial conversion feature of convertible note			-		-	388,250			388,250		388,250

Balance December 31, 2008	35,247,908	$35,157	$(35,157)	$(378,081)	$(378,081)	(734,997)	35,158,093	$35,157	$11,841,986	$(12,990,221)	$(1,113,078)

These restated financial statements include adjustments related to the following for the year ended December 31, 2007:

On September 26, 2007 the Company issued stock to the former chairman of the Company and a former officer for an outstanding note payable of $345,553. The Company did not consider the issuance of these 16,500,000 shares.  Accordingly the note was converted related to the issuance of the stock for the year ended December 31, 2007.

During the year ended December 31, 2007 the Company did not include in the financial statements, the disposal of certain assets held by the parent Company, which resulted in an additional loss of $318,446. The restated financial statements for the year ended December 31, 2007 has reflected the proper recording of the loss from disposal of these assets.

During the year ended December 31, 2007 the Company did not account for the common stock, additional paid in capital and accumulated deficit from the parent company at year end.    The inclusion of these adjustments resulted in no change to total stockholder’s equity as common stock and additional paid in capital increased by $29,433 and $5,086,047, respectively, while accumulated deficit decreased by $5,115,480 at December 31, 2007. The restated financial statements for the year ended December 31, 2007 reflects the proper recording of equity for the Company.

During the year ended December 31, 2007 the Company did not properly account for the provision of income taxes. The restated financial statements for the year ended December 31, 2007 has reflected a deferred benefit for income taxes for the year ended December 31, 2007 in the amount of $127,000 for which the full amount was a benefit to operating loss carryforward. As of December 31, 2007 the deferred tax asset was $2,169,000 for which the Company provided a full valuation allowance in the amount of $2,169,000.  This correction is only reflected in the income tax footnote and is not reflected in the financial statements.

The following were corrections made to the Company financial statements for the year ended December 31, 2007:

Consolidated Balance Sheet
As of December 31, 2007
	As	Restatement	As
	Originally Presented	Adjustment	Restated
Current assets:
Accounts receivable	-	-	-
Total current assets	-	-	-

Property and equipment, net	-	-	-
Other assets	-	-	-

Total assets	$-	$-	$-

Current liabilities:
Accounts payable	138	-	138
Credit card payable	-	-	-
Line of credit	-	-	-
Accrued interest	-	-	-
Bank overdraft		-	-
Shareholder loan	4,038	-	4,038
Total current liabilities	4,176	-	4,176
Total liabilities	4,176	-	4,176

Preferred Stock			-
Common Stock	20,704	29,433	50,137
Additional paid in capital	(20,704)	5,086,047	5,065,343
Accumulated deficit	(4,176)	(5,115,480)	(5,119,656)
Total stockholders deficit	(4,176)	-	(4,176)

Total liabilities and stockholders deficit	$-	$-	$-

Consolidated Statement of Operations
For the year December 31, 2007
	As	Restatement	As
	Originally Presented	Adjustment	Restated
Net Sales	-	-	-
Cost of Sales	-	-	-
Gross Profit	-	-	-

Selling general and administrative	4,176	-	4,176
Net loss before other income and expense	(4,176)	-	(4,176)
Interest Expense
Loss from disposal of asset	-	(318,446)	(318,446)
Net Loss	(4,176)	(318,446)	(322,622)

Net loss per share basic and fully diluted	(0.0002)	(0.0088)	(0.0090)

Basic and fully diluted weighted average
number of shares outstanding	20,704,427	17,057,241	37,761,668

Consolidated Statement of Cashflows
For the year December 31, 2007
	As	Restatement	As
	Originally Presented	Adjustment	Restated
Cashflow from operating activities:
Net Loss	(4,176)	(318,446)	$(322,622)
Adjustments to reconcile net loss to net
loss to net cash used in operating activities
Depreciation	-	-	-
Loss on disposal of assets	-	318,446	318,446
Change in operating assets and liabilities
Decrease (Increase) in:
Accounts receivable	-	-	-
Other assets	-	-	-
Bank overdraft	138	-	138
Accrued interest	-
Automotive loan	-	-	-
Net cash provided by in operating activities	(4,038)	-	(4,038)

Cashflow from financing activities:
Proceeds from line of credit	-	-
Proceeds from shareholder loan	4,038	-	4,038
Net cash provided in financing activities	4,038	-	4,038

Net increase (decrease) in cash	-	-	-
Cash beginning period		-	-
Cash, ending period	-	-	$-

Consolidated Statement of Stockholders Deficit
For the year December 31, 2007

						Restatement
	As Originally Presented					Adjustment	As Restated
			Additional		Total				Additional		Total
			Paid-in	Retained	Stockholder’s				Paid-in	Retained	Stockholder’s
	Shares	Amount	Capital	Earnings	Equity		Shares	Amount	Capital	Earnings	Equity

Balance December 31,2006	20,794,427	$20,704	$(20,704)	$-	$-	(27,107)	33,636,668	$33,637	$4,736,290	$(4,797,037)	$(27,107)

Net Loss -2007				(4,176)	(4,176)	(318,446)				(322,622)	(322,622)

Shares issued for notes payable to chairman	-	-	-	-	-	345,553	16,500,000	16,500	329,053		345,553

Balance December 31, 2007	20,794,427	$20,704	$(20,704)	$(4,176)	$(4,176)	-	50,136,668	$50,137	$5,065,343	$(5,119,659)	$(4,176)

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

Use of Estimates

The Company’s significant estimates include allowance for doubtful accounts and accrued expenses. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are fair when considered in conjunction with the financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

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

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2008 and 2007 consist of the following:

	December 31, 2008	December 31, 2007
Current:
Federal	$-	$-
State
Deferred:
Federal	$2,676,000	$109,000
State	433,000	18,000
	3,109,000	127,000
Benefit from the operating loss carryforward	(3,109,000)	(127,000)
(Benefit) provision for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31, 2008	December 31, 2007
Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	5.5%	5.5%
Valuation allowance	(39.5%)	(39.5%)
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31, 2008	December 31, 2007
Net operating loss carryforward	5,132,000	2,169,000
Accrued liabilities	146,000	-
Valuation allowance	(5,278,000)	(2,169,000)
Deferred income tax asset	$-	$-

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

On October 7, 2008,  a  Complaint  (“Complaint”)  was filed  in the District Court of Clark County Nevada against the Company,  the Company’s Chairman, and   Freedom Environmental Services, Inc. (collectively “Defendants”) by Princeton Research, Inc. (“Princeton”) seeking to recover unspecified General damages in excess of $10,000, unspecified specific damages, an order from the court declaring that the defendants fraudulently conveyed assets from BMXP to the Company, attorney’s fees and cost of suit based on allegations that the sale of  Bio Matrix Scientific Group, Inc., a Nevada corporation,  to the Company as well as the name change and cessation of operations of Freedom Environmental Services, Inc constitute a breach of contract by , fraudulent conveyance by,  and unjust enrichment of the Defendants. On November 11, 2008 the company filed a Motion to Dismiss or in the Alternative an Order requiring Princeton to provide a more definitive statement of the allegations contained in the Complaint. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend its interests in this matter.  At this time, it is not possible to predict the ultimate outcome of these matters. Accordingly, the Company has not recorded any expense or liability for potential amounts associated with these claims.

NOTE 16 – SUBSEQUENT EVENTS

On April 30, 2009, Total Enviro Services, Inc. filed suit against William Lee and Freedom Environmental Services, Inc. in the Ninth Judicial Circuit in Orange County, Florida. The suit asserts claims for alleged breaches of a covenant not to compete. The plaintiffs are seeking unspecified monetary damages and injunctive relief.  On June 2, 2009 there was filed Notice of Voluntary Dismissal without prejudice as to Defendant, Freedom Environmental Services, Inc.

* * * * * * * * *