Form 10-Q
period 2009-09-30
Freedom Environmental Services, Inc.
filed 2009-11-20
CIK 1443818

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

(Mark One)
        ☒  Quarterly Report Pursuant to Section 13 or 15(d) of
        the Securities Exchange Act of 1934

 For the quarterly period ended September 30, 2009

☐ Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act
____________________

Commission File No. 000-53388
____________________
Freedom Environmental Services, Inc.
(Name of small business issuer as specified in its charter)
Delaware	56-2291458
State of Incorporation	IRS Employer Identification No.
7380 West Sand Lake Road, Suite 543, Orlando, FL 32819
(Address of principal executive offices)
 (407) 658-6100
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes    ☒ No
Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒     No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer                      Accelerated filer                      Non–Accelerated filer   Small Business Issuer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 19, 2009
Common stock, $0.001 par value	16,917,707

FREEDOM ENVIRONMENTAL SERVICES, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

CERTIFICATIONS

Exhibit 31 – Management certification……………………………………………………... 20-24

Exhibit 32 – Sarbanes-Oxley Act………………………………………………………….….20-24

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008

CURRENT ASSETS
Cash	$1,674	$-
Accounts receivable	34,806	2,675
Total current assets	36,480	2,675

PROPERTY AND EQUIPMENT, net	4,532	11,065

Deposits	6,488	11,738
TOTAL ASSETS	$47,499	$25,478

CURRENT LIABILITIES:
Bank overdraft	$-	$20,471
Accounts payables	46,880	68,933
Accrued liabilities	645,515	380,106
Line of credit	13,177	14,995
Notes payable	-	4,997
Due to affiliate	95,000	95,000
Advances from affiliate	596,953	549,057
Total current liabilities	1,397,525	1,133,559

Notes payable	-	4,997
TOTAL LIABILITIES	1,397,525	1,138,556

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 75,000,000 shares
authorized; none issued and outstanding
as of September 30, 2009 and December 31, 2008, respectively	-	-

Common stock, $.001 par value, 100,000,000 shares authorized;
15,971,969 and 35,158,093 issued and outstanding
as of September 30, 2009 and December 31, 2008, respectively	15,972	35,157

Additional paid in capital	15,782,911	11,841,986
Accumulated deficit	(17,148,908)	(12,990,221)
Total stockholders' deficit	(1,350,026)	(1,113,078)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$47,499	$25,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$115,384	$84,687	$211,496	$287,236
Total	115,384	84,687	211,496	287,236

COST OF SALES	69,230	52,865	123,897	220,576

GROSS PROFITS	46,154	31,822	87,599	66,660

OPERATING EXPENSES:
General and administrative	3,712,440	116,385	4,145,606	357,567
Selling and marketing	10,038	8,094	17,875	29,438
Depreciation expense	2,178	881	6,534	2,124
Total operating expenses	3,724,656	125,360	4,170,016	389,129
OPERATING LOSS	(3,678,502)	(93,538)	(4,082,417)	(322,469)

OTHER (INCOME) AND EXPENSES
Interest income	-	(1,414)	-	(1,641)
Interest expense	34,909	6,611	76,270	17,313
Total other (income) expense	34,909	5,197	76,270	15,672

NET LOSS	$(3,713,411)	$(98,735)	$(4,158,687)	$(338,141)

NET LOSS PER SHARE:
Basic and diluted:	$(0.35)	$(0.00)	$(0.15)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted:	10,686,389	35,157,908	26,903,382	25,892,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	September 30,
	2009	2008

Net loss	$(4,158,687)	$(338,141)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	6,534	2,124
Common stock issued for services	3,505,365	-
Common stock issued for conversion of debt	416,375	-
Changes in operating assets and liabilities:
Accounts receivables	(32,131)	(38,267)
Accounts payables	(22,052)	45,637
Accrued liabilities	265,409	37,547
Advances to affiliate	6,686	21,349
Deposit	(1,437)	(5,250)
Net cash (used in) provided by operating activities	(13,938)	(275,001)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible	-	(850)
Purchase of equipment	-	(25,452)
Net cash (used in) investing activities	-	(26,302)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(11,813)	-
Proceeds from line of credit	-	14,995
Advances from affiliate	47,896	286,308
Net cash provided by financing activities	36,083	301,303

(DECREASE) INCREASE IN CASH	22,145	-
CASH, BEGINNING OF PERIOD	(20,471)	-
CASH, END OF PERIOD	$1,674	$-

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$76,270	$1,128
Taxes paid	$-	$24,540
Issuance of company stock for accrued liabilities	$416,375	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM ENVIRONMENTAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 1 - DESCRIPTION OF BUSINESS

Freedom Environmental Services, Inc.(the “Company”) was incorporated under the laws of the State of Delaware on October 6, 1978 as United States Aircraft Corp and has undergone numerous name changes, the most recent being on June 11, 2008 when the Company amended its certificate of incorporation in order that it may change its name from BMXP Holdings, Inc. to Freedom Environmental Services, Inc.

Freedom Environmental Services, Inc., formerly known as BMXP Holdings, Inc. from August 2006 to June 2008 ("the Company"), a Delaware corporation, was formerly organized as Neo-vision Corp during the years 2001-2002 and subsequently was Storage Suites America, Inc. from November 2002 to December 2004 and Bio-Matrix Scientific Group, Inc. from December 2004 to August 2006.

On June 24, 2008 the Company acquired 100% of the membership interests in Freedom Environmental Services, LLC (“FELC”), a Florida Limited Liability Company established December 27, 2007, for consideration consisting of 20,704,427 shares of the common stock of the Company. This acquisition was a reverse acquisition by Freedom Environmental Services, LLC.  In the share exchange, the former shareholders of Freedom Environmental, LLC received he common shares in the Company.  As a result of this transaction, the former members of FELC hold approximately 59% of the voting capital stock of the Company immediately after the transaction and the composition of the senior management of the Company became the senior management of FELC. For financial accounting purposes, this acquisition was a reverse acquisition of the Company by FELC under the purchase method of accounting, and was treated as a recapitalization with FELC as the acquirer in accordance with ASC Topic 805. Accordingly, the historical financial statements presented are those of FELC. The reasons for the share exchange are as follows:

•	The share exchange allows for the shareholders of Freedom Environmental Services, LLC. to receive shares of common stock with increased liquidity and stronger market value;
•	The ability of the combined companies to utilize publicly-traded securities in capital raising transactions and as consideration in connection with future potential mergers or acquisitions.

On June 24, 2008, the former management and directors of the Company resigned and the former members of FELC were appointed as officers and directors, including Michael S. Borish as Chairman of the Board of Directors and Chief Executive Officer.

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

NOTE 2 - GOING CONCERN ISSUES

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has period end losses from operations in September 30, 2009.  The Company has net losses for the three and nine months ended September 30, 2009 of $3,713,411 and $4,158,687, respectively and accumulated net loss of $17,148,908.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE 3 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission as an exhibit to our Form 10-K.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Revenue Recognition

Revenue includes product sales. The Company recognizes revenue from product sales in accordance with Topic 605 “Revenue Recognition in Financial Statements” which is at the time customers are invoiced at shipping point, provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collection is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance.

The Company recognizes revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured.

In certain cases, the Company enters into agreements with customers that involve the delivery of more than one product or service.  Revenue for such arrangements is allocated to the separate units of accounting using the relative fair value method in accordance with ASC Topic 605. The delivered item(s) is considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a standalone basis, (2) there is objective and reliable evidence of the fair value of the undelivered item(s) and (3) if the arrangement includes a general right of return, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. If all the conditions above are met and there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values.

Advertising Expense

The Company follows the provisions of ASC Topic 408, “Reporting on Advertising Costs,” in accounting for advertising costs.  Advertising costs are charged to expense as incurred and are included in sales and marketing expenses in the accompanying financial statements.  The Company recognized advertising expenses of $10,038 $5,758 for the three months ended September 30, 2009 and 2008, respectively, as compared to $17,875 and $10,023 for the nine months ended September 30, 2009 and 2008, respectively.

Accounts Receivable

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2009, cash and cash equivalents include cash on hand and cash in the bank.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized.  Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period
Furniture and Fixture	3 Years
Office equipment	3 Years
Leasehold improvements	5 Years

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 Goodwill and Other Intangible Assets, effective July 1, 2002.  In accordance with (“ASC Topic 350”) "Goodwill and Other Intangible Assets," goodwill, represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated an impairment of long lived assets.

Income Taxes

Deferred income taxes are provided based on the provisions of ASC Topic 740, "Accounting for Income Taxes", to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2009, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks located in Sand Lake, Florida.  The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

Earnings Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted loss per share is the same as basic loss per share, because the effects of the additional securities, a result of the net loss would be anti-dilutive.

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

The Company adopted ASC Topic 820, Fair Value Measurements (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;
•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable or the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value. measurement

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentations.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

On July 1, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of consolidated financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the consolidated financial statements.

In June 2009, the FASB issued guidance now codified as ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”), which establishes the FASB Accounting Standards Codification as the source of GAAP to be applied to nongovernmental agencies. ASC 105 explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. ASC 105 became effective for interim or annual periods ending after September 15, 2009. ASC 105 does not have a material impact on the Company’s consolidated financial statements presented hereby.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events” (“ASC 855”). The pronouncement modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the consolidated financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of ASC 855 in the second quarter of 2009, in accordance with the effective date.

On April 1, 2009, the Company adopted updates issued by the FASB to the recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The recognition provision applies only to fixed maturity investments that are subject to the other-than-temporary impairments. If an entity intends to sell or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is other-than-temporarily impaired and the full amount of the impairment is recognized as a loss through earnings. Otherwise, losses on securities which are other-than-temporarily impaired are separated into: (i) the portion of loss which represents the credit loss; or (ii) the portion which is due to other factors.

The credit loss portion is recognized as a loss through earnings, while the loss due to other factors is recognized in other comprehensive income (loss), net of taxes and related amortization. A cumulative effect adjustment is required to accumulated earnings and a corresponding adjustment to accumulated other comprehensive income (loss) to reclassify the non-credit portion of previously other-than-temporarily impaired securities which were held at the beginning of the period of adoption and for which the Company does not intend to sell and it is more likely than not that the Company will not be required to sell such securities before recovery of the amortized cost basis. These changes were effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted these changes effective April 1, 2009.

In April 2009, the FASB issued guidance now codified as ASC Topic 825, “Financial Instruments” (“ASC 825”). The pronouncement amends previous ASC 825 guidance to require disclosures about the fair value of financial instruments in all interim as well as annual consolidated financial statements. This pronouncement was effective for interim periods ending after June 15, 2009 and the Company adopted its provisions in the second quarter of 2009.

On January 1, 2009, the Company adopted updates issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the consolidated financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities had no impact on the consolidated financial statements. These provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of these changes.

On January 1, 2009, the Company adopted updates issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes had no impact on the consolidated financial statements.

On January 1, 2009, the Company adopted updates issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented. The adoption of these changes had no impact on the consolidated financial statements.

In April 2008, the FASB issued guidance now codified as ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”). This pronouncement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous ASC 350 guidance, thereby improving the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC Topic

805, “Business Combinations” (“ASC 805”). This pronouncement was effective for consolidated financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company has not acquired any intangible assets since adopting this pronouncement. As such, there has been no impact to the Company’s consolidated financial statements since the January 1, 2009 adoption date.

In March 2008, the FASB issued guidance now codified as ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), which expands the disclosure requirements in previous ASC 815 guidance about an entity’s derivative instruments and hedging activities. This pronouncement’s disclosure provisions apply to all entities with derivative instruments subject to the previous ASC 815 guidance. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to this pronouncement must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing required disclosures, generally will need to be presented for every annual and interim reporting period. This pronouncement was effective for consolidated financial statements issued for fiscal years and interim periods beginning after November 15, 2008. For the nine months ended September 30, 2009, the Company has included the expanded disclosures about derivative instruments and hedging activities within the Company’s consolidated financial statements.

In December 2007, the FASB issued guidance now codified as ASC Topic 805, “Business Combinations” (“ASC 805”), which replaces previous ASC 805 guidance. This pronouncement establishes principles and requirements for how an acquirer recognizes and measures in its consolidated financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in connection with a business combination. This pronouncement also establishes disclosure requirements that will enable users to evaluate the nature and financial effect of the business combination. This pronouncement applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company applied the provisions of ASC 805 in connection with the acquisition that closed during the first quarter of 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

Updates issued but not yet adopted

In October 2009, the FASB issued updates to revenue recognition guidance. These changes provide application guidance on whether multiple deliverables exist, how the deliverables should be separated, and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its consolidated financial statements.

In August 2009, the FASB issued updates to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes will become effective for the Company’s consolidated financial statements for the year ended December 31, 2009. The Company has not determined the impact that this update may have on its consolidated financial statements.

NOTE 5 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted losses per share for the nine months ended September 30, 2009 and 2008

	2009	2008

Losses available for common shareholders	4,158,687	338,141

Weighted average common shares outstanding	26,903,382	25,892,856
Basic and diluted loss per share	.15	.01
Net loss per share is based upon the weighted average shares of common stock outstanding

NOTE 6 – PROPERTY AND EQUIPMENT

Major classes of property and equipment at September 30, 2009 and December 31, 2008 consist of the following:

Major classes of property and equipment at September 30, 2009 and December 31, 2008 consist of the following:
	September 30, 2009	December 31, 2008
Furniture and equipment	$16,241	$16,241
Leasehold improvements	890	890

Total Notes Payable	$17,131	$17,131
Less: accumulated depreciation	(12,600)	(6,066)

Net property and equipment	$4,532	$11,065

Depreciation expense totaled $6,534 and $6,066 for the periods ended September 30, 2009 and December 31, 2008, respectively.

NOTE 7 - EQUITY

As of September 30, 2009 the Company authorized 100,000,000 shares of common stock, at $.001 par value and 15,971,969 are issued and outstanding.  The authorized 75,000,000 shares of preferred stock, at $.001 par value and none are issued and outstanding as of September 30, 2009.

REVERSE SPLIT

On June 11, 2008, the Company entered into a 1:20 reverse stock split. As of June 11, 2008 the Company had 2,507,037 common shared issued and outstanding after the completion of the reverse stock split.

On September 23, 2009, the Company entered into a 1:50 reverse stock split. As of September 23, 2009 the Company had 1,121,969 common shared issued and outstanding after the completion of the reverse stock split.

COMMON SHARES

During the three months ended September 30, 2009, Company issued 18,375,000 pre-split shares of common stock to its officer.  The common shares were issued and accepted by the Company’s officers at the closing trading price of $.01 and recorded the remaining amount of $183,750 as consulting expense.
.
The Company issued 2,549,000 pre-split shares of common stock to a shareholder.  The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.01 and recorded the remaining amount of $25,490 as consulting expense.
.
The Company issued 725,000 post-split shares of common stock to consultants for services rendered.  The Company shares were issued at $.25 which was the trading value of the stock at the date of issuance.  The Company expensed $181,250.

The Company issued 7,400,000 post-split shares of common stock to our officer.   The common shares were issued and accepted by the Company’s officer at the closing trading price of $.25 per share for a cumulative value of $1,850,000. The Company reduced the value of the accrued compensation due to the officer of $185,000 and recorded the remaining amount of $1,665,000 as consulting expense.

The Company issued 6,000,000 post-split shares of common stock to our officer.   The common shares were issued and accepted by the Company’s officer at the closing trading price of $.25 per share for a cumulative value of $1,500,000. The Company reduced the value of the Advance payable from our CEO due to the officer of $210,000 and recorded the remaining amount of $1,290,000 as consulting expense.

The Company issued 400,000 post-split shares of common stock to a shareholder.   The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.25 per share for a cumulative value of $100,000. The Company reduced the value of the Advance payable shareholder of $10,000 and recorded the remaining amount of $90,000 as consulting expense.

The Company issued 325,000 post-split shares of common stock to shareholder.   The common shares were issued and accepted by the Company’s officer at the closing trading price of $.25 per share for a cumulative value of $81,250. The Company reduced the value of the Advance payable shareholder of $11,375 and recorded the remaining amount of $69,875 as consulting expense.

NOTE 8 – NOTE PAYABLE

The company had the following notes payable outstanding as of September 30, 2009 and December 31, 2008:
	2009	2008
The Company entered into a convertible promissory note with a shareholder of the Company and a related party on December 11, 2008 in the amount of $600,000. The promissory note had convertible beneficial feature which allowed the holder on the inception of the convertible promissory note into the company’s common stock equal to 50% of the market price of the corporation’s common stock on the date of conversion. The notes have an annual interest rate of 15%.	$271,876	$299,658

The Company entered into a convertible promissory note with a related party company (Resort Marketing) owned by the Company’s chief executive officer on December 22 2008 in the amount of $95,000. The promissory note had convertible beneficial feature which allowed the holder on the inception of the convertible promissory note into the company’s common stock equal to 50% of the market price of the corporation’s common stock on the date of conversion. The notes have an annual interest rate of 15%. As of	95,000	95,000

The Company receives advances from its officers and related parties during the regular course of business. The advances from its officers have an annual rate of 15%.	325,077	243,579

The Company has a line of credit with Royal Bank of Canada. The line is for one year and carries an interest rate of LIBOR +3%.	13,177	14,995

The Company entered into a notes payable with US Bancorp Manifest Funding Services for the capital lease of equipment. As of December 31, 2008 the Company has a notes payable in the amount of $9,994 of which $4,997 is due by December 31, 2009.	-	9,994
Total Notes Payable	$705,130	$663,226
less: Current Portion	705,130	(658,229)

Long Term Portion	$-	$4,997

NOTE 9 - INCOME TAXES

The Company adopted ASC Topic 740 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $17,148,908 which expire in various years through 2028, subject to limitations of Section 382 of the Internal

Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

The provision (benefit) for income taxes from continued operations for the nine months ended September 30, 2009 and 2008 consist of the following:

		September 30, 2009	September 30, 2008
Current:
Federal	$
State

Deferred:
Federal		$1,337,600	108,760
State		224,569	18,260
		1,562,169	127,020
Benefit from the operating loss carryforward		(1,562,169)	(127,020)
(Benefit) provision for income taxes, net		$-	-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	September 30, 2009	September 30, 2008

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	5.4%	5.4%
Effective tax rate	39.4%	39.4%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	September 30, 2009	September 30, 2008

Net operating loss carryforward	1,562,169	127,020
Valuation allowance	(1,562,169)	(127,020)

Deferred income tax asset	$-	-

NOTE 10 – RELATED PARTY TRANSACTIONS

On December 15, 2008 the Company entered into an employment agreements with the Company’s two officers for the annual amount of $185,000 and $165,000, respectively. The employment agreements under the reference “Term” specifically set forth that the agreements were to be retroactive to January 1, 2008 “this agreement will be retroactive to January 1, 2008.”

During the three months ended September 30, 2009, Company issued 18,375,000 pre-split shares of common stock to its officer.  The common shares were issued and accepted by the Company’s officers at the closing trading price of $.01 and recorded the remaining amount of $183,750 as consulting expense.

The Company issued 2,549,000 pre-split shares of common stock to a shareholder.  The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.01 and recorded the remaining amount of $25,490 as consulting expense.

The Company issued 7,400,000 post-split shares of common stock to our officer.   The common shares were issued and accepted by the Company’s officer at the closing trading price of $.25 per share for a cumulative value of $1,850,000. The Company reduced the value of the accrued compensation due to the officer of $185,000 and recorded the remaining amount of $1,665,000 as consulting expense.

The Company issued 6,000,000 post-split shares of common stock to our officer.   The common shares were issued and accepted by the Company’s officer at the closing trading price of $.25 per share for a cumulative value of $1,500,000. The Company reduced the value of the Advance payable from our CEO due to the officer of $210,000 and recorded the remaining amount of $1,290,000 as consulting expense.

The Company issued 400,000 post-split shares of common stock to a shareholder.   The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.25 per share for a cumulative value of $100,000. The Company reduced the value of the Advance payable shareholder of $10,000 and recorded the remaining amount of $90,000 as consulting expense.

The Company issued 325,000 post-split shares of common stock to shareholder.   The common shares were issued and accepted by the Company’s officer at the closing trading price of $.25 per share for a cumulative value of $81,250. The Company reduced the value of the Advance payable shareholder of $11,375 and recorded the remaining amount of $69,875 as consulting expense.

NOTE 11 – COMMITMENT AND CONTINGENCIES

The Company has entered into various consulting agreements with outside consultants. However, certain of these agreements included additional compensation on the basis of performance.  The consulting agreements are with key shareholders and advisers that are instrumental to the success of the Company and its development of its products.
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

NOTE 12 – SUBEQUENT EVENTS

The Company issued 946,065 in post-split common shares of stock to consultants for services rendered in accordance with their agreements

* * * * * * * * * * *

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to Freedom Environmental Services, Inc., unless the context requires otherwise.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, delayed payments of accounts receivables, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Overview
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

Through Freedom Environmental Services, LLC, a Florida Limited Liability Company (“FELC”),   we provide Wastewater and Storm-water System Management, Grease and Organics Collection and Disposition, and Commercial Plumbing and Water System Management to the commercial, industrial, and municipal markets throughout Central Florida as well as septic system maintenance and repair to the residential market throughout Central Florida.

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

New product or service;

In May of 2008 FELC had entered into a Letter of Intent to purchase a twenty acre parcel of land to be utilized to establish a wastewater treatment facility/ biofuel facility. Upon conducting due diligence, management of FELC determined the land was unusable for its purposes and abandoned the proposed purchase.

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

Competitive business conditions, the issuer’s competitive position in the industry, and methods of competition:

FELC, our operating subsidiary, is recently formed and has yet to achieve substantial revenues or profits (revenues from inception to September 30, 2008 equal approximately $522,000). The industries in which we compete and intend to compete are highly competitive and, especially in the area of biofuel production, characterized by rapid technological advancement. Many of our competitors have greater resources than we do.

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

The production of high grade fuel and bio-organic nutrient products converted from commercial, industrial and residential waste products are highly regulated industries and we may have to satisfy numerous mandatory procedures, regulations, and safety standards established by federal and state regulatory agencies.

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

The Energy Policy Act of 1992:

The Energy Policy Act of 1992 (EPA Act) was amended in 1998 to include Biodiesel as an option for covered fleets to meet a portion of their annual Alternative Fuel Vehicle (AFV) acquisition requirements through the purchase and use of biodiesel. Under the Biodiesel Fuel Use Credits provisions, fleets may choose to operate existing diesel vehicles that weigh more than 8500 lbs on blends of biodiesel in lieu of purchasing a new AFV. The biodiesel component of the fuel blend must constitute at least 20% of the volume of the fuel (B20). The fleet may count the biodiesel portion of that blend towards their annual AFV requirement. For each 450 gallons of biodiesel purchased and consumed, a full vehicle credit is awarded. Energy Policy Act of 2005 Section 1501( Renewable Content of Gasoline (Renewable Fuels Standard) of the Energy Policy Act of 2005 establishes a program requiring gasoline sold in the United States to be mixed with increasing amounts of renewable fuel (usually ethanol) on an annual average basis.

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

Loans from Senior Officers during the Interim Period consisted of the following:

During the initial startup period and Interim Period a related party company controlled by Michael S. Borish our company’s Chairman of the Board and Chief Executive Officer loaned our Company $95,000.  The loan has an annual interest rate of 15%. As of September 30, 2009 the loan balance including interest due to the related party was $118,147.

During the initial startup period and Interim Period \ Michael S. Borish our company’s Chairman of the Board and Chief Executive Officer loan FELC $325,078. The loan has an annual interest rate of 15%. As of September 30, 2009 the loan balance including interest due to the related party was $377,415.

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

Results of Operations

Revenues for the three months ended increased to $115,384 from $84,687 for September 30, 2009 and 2008 respectively.  Revenues for the nine months ended decreased to $211,496 from $287,236 for September 30, 2009 and 2008, respectively. This increase was primarily attributable to the increase in our selling techniques and sound focus on the success of the operations.

Cost of goods sold for the three months ended increased to $69,230 from $52,865 for September 30, 2009 and 2008, respectively.  Cost of goods sold for the nine months ended decreased to $123,897 from $220,576 for September 30, 2009 and 2008 respectively. Our cost of goods sold is directly related to the increase or decrease in our sales.

General and administrative expense for the three months increased to $3,712,440 from $116,385 for September 30, 2009 and 2008, respectively.  General and administrative expense for the nine months increased to $4,145,606 from $357,567 for September 30, 2009 and 2008 respectively. General and administrative expense for the three and nine months ended September 30, 2009, included $3,505,365 of non-cash, non-recurring expenses related to the issuance of common stock. Our management elects to expense all such non-cash, non-recurring expenses in the quarter incurred. Absent the non-recurring expenses related to the issuance of common stock, General and administrative expense would have been $207,075 and $640,241 for the three and nine months ended September 30, 2009, respectively.

Selling and marketing expense for the three months increased to $10,038 from $8,094 for September 30, 2009 and 2008, respectively.  Selling and marketing expense for the nine months increased to $17,875 from $29,438 September 30, 2009 and 2008, respectively.  The increase was directly related to our new marketing strategy.

Depreciation and amortization for the three months increased to $2,178 from $881 for September 30, 2009 and 2008, respectively.  Depreciation and amortization for the nine months increased to $6,534 from $2,124 for September 30, 2009 and 2008, respectively.   The increase in depreciation and amortization relates to the acquisition of new assets.

Net loss for the three months increased to $3,713,411 from $98,735 for the three months ended September 30, 2009 and 2008, respectively.  Net loss for the nine months ended increased to $4,158,687 from $338,141 for September 30, 2009 and 2008, respectively.  A substantial portion of the net loss for the three and nine months ended September 30, 2009 were non-cash, and believed by management to be non-recurring. Non-cash, non-recurring expenses related to the issuance of common stock was $3,505,365 for the three and nine months ended September 30, 2009.

Liquidity and Capital Resources

We have maintained a minimum of three months of working capital.  This reserve was intended to allow for an adequate amount of time to secure additional funds from investors as needed.  To date, management has succeeded in securing capital as needed.

Our cash used in operating activities is $13,938 and $275,001 for the nine months ended September 30, 2009 and 2008, respectively.  The decrease is mainly attributable to the decrease in operating expenses.

Cash used by investing activities was $0 and $26,302 for the nine months ended September 30, 2009 and 2008, respectively.  The decrease was the decrease in the purchase of property and equipment.

Cash provided by financing activities was $36,083 and $301,303 for the nine months ended September 30, 2009 and 2008, respectively. We received proceeds from an affiliate of $47,896 and $286,308, and repaid our notes payables of $11,813 during the nine months ended September 30, 2009 and 2008.

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Revenue Recognition

Revenue includes product sales. The Company recognizes revenue from product sales in accordance with Topic 605 “Revenue Recognition in Financial Statements” which is at the time customers are invoiced at shipping point, provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collection is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance.

The Company recognizes revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured.

In certain cases, the Company enters into agreements with customers that involve the delivery of more than one product or service.  Revenue for such arrangements is allocated to the separate units of accounting using the relative fair value method in accordance with ASC Topic 605. The delivered item(s) is considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a standalone basis, (2) there is objective and reliable evidence of the fair value of the undelivered item(s) and (3) if the arrangement includes a general right of return, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. If all the conditions above are met and there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values.

Additional Information

Freedom files reports and other materials with the Securities and Exchange Commission.  These documents may be inspected and copied at the Securities and Exchange Commission, Judiciary Plaza, 100 F Street, N.E., Room 1580, Washington, D.C. 20549.  You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. Most of our activity is the development and mining of our mining claim.

ITEM 4.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A - Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Quarterly Report on Form 10-Q, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment. We have reviewed the risk factors previously disclosed in our Annual Report on Form 10–K for the year ended December 31, 2008, which was  filed with the Securities and Exchange Commission on October 25, 2009 (the “Fiscal 2008 10–K”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2008 10–K but have reiterated certain risk factors below.

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

We May Not Have Access To Sufficient Capital To Pursue Our Business And Therefore Would Be Unable To Achieve Our Planned Future Growth.

We intend to pursue a growth strategy that includes development of the Company business and technology.  Currently we have limited capital which is insufficient to pursue our plans for development and growth.  Our ability to implement our growth plans will depend primarily on our ability to obtain additional private or public equity or debt financing.  We are currently seeking additional capital.  Such financing may not be available at all, or we may be unable to locate and secure additional capital on terms and conditions that are acceptable to us.  Our failure to obtain additional capital will have a material adverse effect on our business.

Because We Are Quoted On The OTCBB Instead Of An Exchange Or National Quotation System, Our Investors May Have A Tougher Time Selling Their Stock Or Experience Negative Volatility On The Market Price Of Our Stock.

Our common stock is traded on the OTCBB. The OTCBB is often highly illiquid.  There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2009, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2009, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

Operating History And Lack Of Profits Which Could Lead To Wide Fluctuations In Our Share Price. The Price At Which You Purchase Our Common Shares May Not Be Indicative Of The Price That Will Prevail In The Trading Market. You May Be Unable To Sell Your Common Shares At Or Above Your Purchase Price, Which May Result In Substantial Losses To You. The Market Price For Our Common Shares Is Particularly Volatile Given Our Status As A Relatively Unknown Company With A Small And Thinly Traded Public Float, Limited

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

We Depend Upon Key Management Personnel and the Loss of Any of Them Would Seriously Disrupt Our Operations.

The success of our company is largely dependent on the personal efforts of Michael Borish and other key executives. The loss of the services of Michael Borish or other key executives would have a material adverse effect on our business and prospects. In addition, in order for us to undertake our operations as contemplated, it will be necessary for us to locate and hire experienced personnel who are knowledgeable in the alternative fuel business. Our failure to attract and retain such experienced personnel on acceptable terms will have a material adverse impact on our ability to grow our business.

The Report Of Our Independent Registered Public Accounting Firm Contains Explanatory Language That Substantial Doubt Exists About Our Ability To Continue As A Going Concern

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

If a market for our common stock does not develop, shareholders may be unable to sell their shares and will incur losses as a result.

There is currently no market for our common stock and no certainty that a market will develop. We currently plan to apply for listing of our common stock on the over the counter bulletin board upon the effectiveness of the registration statement, of which this prospectus forms a part. Our shares may never trade on the bulletin board. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

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

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the three months ended September 30, 2009, Company issued 18,375,000 pre-split shares of common stock to its officer.  The common shares were issued and accepted by the Company’s officers at the closing trading price of $.01 and recorded the remaining amount of $183,750 as consulting expense.   The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

The Company issued 2,549,000 pre-split shares of common stock to a shareholder.  The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.01 and recorded the remaining amount of $25,490 as consulting expense.  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.
.
The Company issued 725,000 post-split shares of common stock to consultants for services rendered.  The Company shares were issued at $.25 which was the trading value of the stock at the date of issuance.  The Company expensed $181,250.  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

The Company issued 7,400,000 post-split shares of common stock to our officer.   The common shares were issued and accepted by the Company’s officer at the closing trading price of $.25 per share for a cumulative value of $1,850,000. The Company reduced the value of the accrued compensation due to the officer of

$185,000 and recorded the remaining amount of $1,665,000 as consulting expense. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

The Company issued 6,000,000 post-split shares of common stock to our officer.   The common shares were issued and accepted by the Company’s officer at the closing trading price of $.25 per share for a cumulative value of $1,500,000. The Company reduced the value of the Advance payable from our CEO due to the officer of $210,000 and recorded the remaining amount of $1,290,000 as consulting expense. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

The Company issued 400,000 post-split shares of common stock to a shareholder.   The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.25 per share for a cumulative value of $100,000. The Company reduced the value of the Advance payable shareholder of $10,000 and recorded the remaining amount of $90,000 as consulting expense. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

The Company issued 325,000 post-split shares of common stock to shareholder.   The common shares were issued and accepted by the Company’s officer at the closing trading price of $.25 per share for a cumulative value of $81,250. The Company reduced the value of the Advance payable shareholder of $11,375 and recorded the remaining amount of $69,875 as consulting expense. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2009.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended September 30, 2009.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

3.1 3.2 31.1	Articles of Incorporation(1) Bylaws (1) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act(2)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (2)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act(2)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act(2)

(1)	Incorporated by reference to the Company’s filing on Form 10, as filed with the Securities and Exchange Commission on September 11, 2008.
(2)	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Registrant Date: November 20, 2009	Freedom Environmental Services, Inc. By: /s/ Michael Borish
Michael Borish
Chairman, Chief Executive Officer (Principle Executive Officer)

Registrant Date: November 20, 2009	Freedom Environmental Services, Inc. By: /s/ Michael Borish
Michael Borish
Principle Financial Officer