Form 10-Q/A
period 2009-03-31
Freedom Environmental Services, Inc.
filed 2010-03-29
CIK 1443818

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________
FORM 10-Q/A
____________________

(Mark One)
☒  Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

 ☐Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act
____________________
Commission File No. 000-53388
____________________
Freedom Environmental Services, Inc.
(Name of registrant as specified in its charter)

Delaware	56-2291458
State of Incorporation	IRS Employer Identification No.

7380 West Sand Lake Road, Suite 543, Orlando, FL 32819
(Address of principal executive offices)
 (407) 658-6100
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes    ☒ No
Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒     No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer or smaller reporting company. . See definition of “accelerated filer,  large accelerated filer” or smaller reporting company. in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer                      Accelerated filer                      Non–Accelerated filer             Smaller Reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 29, 2010
Common stock, $0.001 par value	25,442,040

Explanatory Note:
The Company has amended its Form 10-Q/A for March 31, 2009 to reflect the modifications made in the preparation of the amended 10-Q/A for the Quarter ended September 30, 2009 specifically, modification to revenue and expenses.

FREEDOM ENVIRONMENTAL SERVICES, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

CERTIFICATIONS

Exhibit 31 – Management certification……………………………………………………... 20-24

Exhibit 32 – Sarbanes-Oxley Act……………………………………………………….…….20-24

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

		Amended Restated
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$-	$-
Accounts receivable	10,680	2,675
Total current assets	10,680	2,675

PROPERTY AND EQUIPMENT, net	8,888	11,065

Advances to affiliate	6,488	-
Deposits	5,250	11,738
TOTAL ASSETS	$31,306	$25,478

CURRENT LIABILITIES:
Bank overdraft	$2,353	$20,471
Accounts payables	84,688	68,933
Accrued liabilities	529,354	380,106
Line of credit	14,995	14,995
Notes payable	-	4,997
Due to affiliate	95,000	95,000
Advances from affiliate	617,190	549,057
Total current liabilities	1,343,580	1,133,559

Notes payable	-	4,997
TOTAL LIABILITIES	1,343,580	1,138,556

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 75,000,000 shares
authorized; none issued and outstanding
as of September 30, 2009 and December 31, 2008, respectively	-	-

Common stock, $.001 par value, 100,000,000 shares authorized;
15,971,969 and 35,158,093 issued and outstanding
as of September 30, 2009 and December 31, 2008, respectively	35,157	35,157

Additional paid in capital	11,841,986	11,841,986
Accumulated deficit	(13,189,416)	(12,990,221)
Total stockholders' deficit	(1,312,273)	(1,113,078)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$31,306	$25,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Revenue	$29,662	$135,896
Total	29,662	135,896

COST OF SALES	8,498	62,992

GROSS PROFITS	21,164	72,904

OPERATING EXPENSES:
General and administrative	188,399	174,309
Selling and marketing	10,125	-
Depreciation expense	2,178	-
Total operating expenses	200,702	174,309
OPERATING LOSS	(179,539)	(101,405)

OTHER (INCOME) AND EXPENSES
Interest expense	19,656	268
Total other (income) expense	19,656	268

NET LOSS	$(199,195)	$(101,673)

NET LOSS PER SHARE:
Basic and diluted:	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted:	35,158,093	20,704,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Thee Months Ended
	March 31,
	2009	2008

Net loss	$(199,195)	$(101,673)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	2,178	-
Changes in operating assets and liabilities:
Accounts receivables	(8,006)	(25,805)
Accounts payables	15,755	4,419
Accrued liabilities	131,077	35,025
Advances to affiliate	(6,488)
Deposit	6,488	(4,865)
Net cash (used in) provided by operating activities	(58,191)	(92,899)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible	-	(850)
Purchase of equipment	-	(23,681)
Net cash (used in) investing activities	-	(24,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(9,995)	-
Advances from affiliate	68,186	117,430
Net cash provided by financing activities	58,191	117,430

(DECREASE) INCREASE IN CASH	-	-
CASH, BEGINNING OF PERIOD	-	-
CASH, END OF PERIOD	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$19,656	$268
Taxes paid	$-	$159

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM ENVIRONMENTAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

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

NOTE 2 - GOING CONCERN ISSUES

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has period end losses from operations in March 31, 2009.  The Company has net losses for the three ended March 31, 2009 of $199,195, and accumulated net loss of $13,189,416.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE 3 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission as an exhibit to our Form 10-K.

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

Advertising Expense

The Company follows the provisions of ASC Topic 408, “Reporting on Advertising Costs,” in accounting for advertising costs.  Advertising costs are charged to expense as incurred and are included in sales and marketing expenses in the accompanying financial statements.  The Company recognized advertising expenses of $6,572 $0 for the three months ended March 31, 2009 and 2008.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2009, cash and cash equivalents include cash on hand and cash in the bank.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2009, the Company did not record any liabilities for uncertain tax positions.

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

Accounting Standards Codification
In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB ASC has become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

Participating Securities Granted in Share-Based Transactions
Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 260, Earnings Per Share (formerly FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). The new guidance clarifies that non-vested share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and included in basic earnings per share. The Company’s adoption of the new accounting standard did not have a material effect on previously issued or current earnings per share.
Business Combinations and Noncontrolling Interests

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 805, Business Combinations (formerly SFAS No. 141(R), Business Combinations). The new standard applies to all transactions or other events in which an entity obtains control of one or more businesses. Additionally, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement date for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. The Company’s adoption of the new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 810, Consolidations (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements). The new accounting standard establishes accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements. As such, this guidance has eliminated the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Fair Value Measurement and Disclosure
Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly FASB FSP No 157-2, Effective Date of FASB Statement No. 157), which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820 (formerly FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320, Investments — Debt and Equity Securities. The provisions of the new standard were effective for interim periods ending after June 15, 2009. The adoption of the new standard on April 1, 2009 did not have a material effect on the Company’s consolidated financial statements.
In April 2009, the Company adopted a new accounting standard included in ASC 820, (formerly FSP 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments). The new standard requires disclosures of the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required at year-end. The provisions of the new standard were effective for the interim periods ending after June 15, 2009. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued new guidance relating to the accounting for the fair value measurement of liabilities. The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Derivative Instruments and Hedging Activities
Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 815, Derivatives and Hedging (SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133). The new accounting standard requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. Since the new accounting standard only required additional disclosure, the adoption did not impact the Company’s consolidated financial statements.

Other-Than-Temporary Impairments
In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments. Under the new guidance, which is part of ASC 320, Investments — Debt and Equity Securities (formerly FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), an other-than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value. The new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Subsequent Events
In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events) is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was (date of filing) March 31, 2009.

Accounting Standards Not Yet Effective
Accounting for the Transfers of Financial Assets
In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt the new guidance in 2010 and is evaluating the impact it will have to the Company’s consolidated financial statements.

Accounting for Variable Interest Entities
In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as SFAS No. 167, Amending FASB Interpretation No. 46(R), was adopted into Codification in December 2009 through the issuance of ASU 2009-17. The revised guidance amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

Revenue Recognition
In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, "Certain Revenue Arrangements That Include Software Elements" ("ASU No. 2009-14"). ASU No. 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality.  Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13.  ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption and retrospective application are also permitted.  The company is currently evaluating the impact of adopting the provisions of ASU No. 2009-14.

NOTE 5 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted losses per share for the nine months ended March 31, 2009 and 2008

	2009	2008

Losses available for common shareholders	199,195	101,673

Weighted average common shares outstanding	35,158,093	20,704,727
Basic and diluted loss per share	.01	.00
Net loss per share is based upon the weighted average shares of common stock outstanding

NOTE 6 – PROPERTY AND EQUIPMENT

Major classes of property and equipment at March 31, 2009 and December 31, 2008 consist of the following:

	March 31, 2009	December 31, 2008
Furniture and equipment	$16,241	$16,241
Leasehold improvements	890	890

Total Notes Payable	$17,131	$17,131
Less: accumulated depreciation	(8,243)	(6,066)

Net property and equipment	$8,888	$11,065

Depreciation expense totaled $2,178 and $6,066 for the periods ended March 31, 2009 and December 31, 2008, respectively.

NOTE 7 - EQUITY

As of March 31, 2009 the Company authorized 100,000,000 shares of common stock, at $.001 par value and 35,158,093 are issued and outstanding.  The authorized 75,000,000 shares of preferred stock, at $.001 par value and none are issued and outstanding as of March 31, 2009.

REVERSE SPLIT

On June 11, 2008, the Company entered into a 1:20 reverse stock split. As of June 11, 2008 the Company had 2,507,037 common shared issued and outstanding after the completion of the reverse stock split.

COMMON SHARES

NOTE 8 – NOTE PAYABLE

The company had the following notes payable outstanding as of March 31, 2009 and December 31, 2008:
	2009	2008
The Company entered into a convertible promissory note with a shareholder of the Company and a related party on December 11, 2008 in the amount of $600,000. The promissory note had convertible beneficial feature which allowed the holder on the inception of the convertible promissory note into the company’s common stock equal to 50% of the market price of the corporation’s common stock on the date of conversion. The notes have an annual interest rate of 15%.	$293,250	$299,658

The Company entered into a convertible promissory note with a related party company (Resort Marketing) owned by the Company’s chief executive officer on December 22 2008 in the amount of $95,000. The promissory note had convertible beneficial feature which allowed the holder on the inception of the convertible promissory note into the company’s common stock equal to 50% of the market price of the corporation’s common stock on the date of conversion. The notes have an annual interest rate of 15%. As of	95,000	95,000

The Company receives advances from its officers and related parties during the regular course of business. The advances from its officers have an annual rate of 15%.	323,940	243,579

The Company has a line of credit with Royal Bank of Canada. The line is for one year and carries an interest rate of LIBOR +3%.	14,995	14,995

The Company entered into a notes payable with US Bancorp Manifest Funding Services for the capital lease of equipment. As of December 31, 2008 the Company has a notes payable in the amount of $9,994 of which $4,997 is due by December 31, 2009.	-	9,994
Total Notes Payable	$727,185	$663,226
less: Current Portion	727,185	(658,229)

Long Term Portion	$-	$4,997

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $13,189,416 which expire in various years through 2028, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

The provision (benefit) for income taxes from continued operations for the nine months ended March 31, 2009 and 2008 consist of the following:

		March 31, 2009	March 31, 2008
Current:
Federal	$
State

Deferred:
Federal		$64,069	32,616
State		10,757	5,476
		74,826	38,092
Valuation Allowance		(74,826)	(38,092)
(Benefit) provision for income taxes, net		$-	-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	March 31, 2009	March 31, 2008

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	5.4%	5.4%
Valuation Allowance	(39.4%)	(39.4%)
Effective tax rate	0%	0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	March 31, 2009	March 31, 2008

Net operating loss carryforward	74,826	38,092
Valuation allowance	(74,826)	(38,092)

Deferred income tax asset	$-	-

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

NOTE 12 – SUBEQUENT EVENTS

On September 23, 2009, the Company entered into a 1:50 reverse stock split. As of September 23, 2009 the Company had 1,121,969 common shared issued and outstanding after the completion of the reverse stock split.

On May 15, 2009 the Company entered into a lease agreement for office space. The term of the agreement set forth that a monthly rent is $1,927 with lease term is through June 1, 2011.

On July 15, 2009 the Company issued 18,375,000 pre-split shares of common stock to its officer.  The common shares were issued and accepted by the Company’s officers at the closing trading price of $.01 and recorded the remaining amount of $183,750 as consulting expense.

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

The Company issued 946,065 in post-split common shares of stock to consultants for services rendered in accordance with their agreements.

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

Competitive business conditions, the issuer’s competitive position in the industry, and methods of competition:

FELC, our operating subsidiary, is recently formed and has yet to achieve substantial revenues or profits (revenues from inception to March 31, 2008 equal approximately $323,000). The industries in which we compete and intend to compete are highly competitive and, especially in the area of biofuel production, characterized by rapid technological advancement. Many of our competitors have greater resources than we do.

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

Loans from Senior Officers during the Interim Period consisted of the following:

During the initial startup period and Interim Period a related party company controlled by Michael S. Borish our company’s Chairman of the Board and Chief Executive Officer loaned through his related party Company Resort Marketing Inc. in the amount of $95,000.  The loan has an annual interest rate of 15%. As of March 31, 2009 the loan balance including interest due to the related party was $111,002.

During the initial startup period and Interim Period \ Michael S. Borish our company’s Chairman of the Board and Chief Executive Officer loan FELC $322,047. The loan has an annual interest rate of 15%. As of March 31, 2009 the loan balance including interest due to the related party was $344,776.

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

Results of Operations

Revenues for the three months ended increased to $29,662 from $135,896 for March 31, 2009 and 2008 respectively.  This decrease was primarily attributable to the increase in our selling techniques and sound focus on the success of the operations.

Cost of goods sold for the three months ended increased to $8,498 from $62,992 for March 31, 2009 and 2008, respectively.  Our cost of goods sold is directly related to the increase or decrease in our sales.

General and administrative expense for the three months increased to $188,399 from $174,309 for March 31, 2009 and 2008, respectively.  The increase in General and Administrative expenses is related to the increase in employee.

Selling and marketing expense for the three months increased to $10,125 from $0 for March 31, 2009 and 2008, respectively.  The increase was directly related to our new marketing strategy.

Depreciation and amortization for the three months increased to $2,178 from $0 for March 31, 2009 and 2008, respectively.  The increase in depreciation and amortization relates to the acquisition of new assets.

Net loss for the three months increased to $199,195 from $101,673 for the three months ended March 31, 2009 and 2008, respectively.  A substantial portion of the net loss for the three and nine months ended March 31, 2009 were non-cash, and believed by management to be non-recurring.

Liquidity and Capital Resources

We have maintained a minimum of three months of working capital.  This reserve was intended to allow for an adequate amount of time to secure additional funds from investors as needed.  To date, management has succeeded in securing capital as needed.

Our cash used in operating activities is $58,191 and $92,899 for the three months ended March 31, 2009 and 2008, respectively.  The decrease is mainly attributable to the decrease in operating expenses.

Cash used by investing activities was $0 and $24,531 for the three months ended March 31, 2009 and 2008, respectively.  The decrease was the decrease in the purchase of property and equipment.

Cash provided by financing activities was $58,191 and $117,430 for the three months ended March 31, 2009 and 2008, respectively. We received proceeds from an affiliate of $68,186 and $117,430, and repaid our notes payables of $9,995 during the nine months ended March 31, 2009 and 2008.

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

ITEM 4(T).  CONTROLS AND PROCEDURES

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended March 31, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Quarterly Report on Form 10-Q/A, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment. We have reviewed the risk factors previously disclosed in our Annual Report on Form 10–K for the year ended December 31, 2008, which was  filed with the Securities and Exchange Commission on October 25, 2009 (the “Fiscal 2008 10–K”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2008 10–K but have reiterated certain risk factors below.

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

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no sales of unregistered securities during the three months ended March 31, 2009.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three ended March 31, 2009.

ITEM 4.  RESERVED

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

Registrant Date: March 31, 2010	Freedom Environmental Services, Inc. By: /s/ Michael Borish
Michael Borish
Chairman, Chief Executive Officer (Principle Executive Officer)

Registrant Date: March 31, 2010	Freedom Environmental Services, Inc. By: /s/ Michael Borish
Michael Borish
Principle Financial Officer