Form 10-Q/A
period 2009-06-30
Freedom Environmental Services, Inc.
filed 2010-04-09
CIK 1443818

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________
FORM 10-Q/A
____________________

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒     No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☐                                                                                                Accelerated filer  ☐
Non-accelerated filer    ☐                                                                                                Smaller reporting company ☒
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2010
Common stock, $0.001 par value	25,442,040

Explanatory Note:
The Company has amended its Form 10-Q/A for June 30, 2009 to reflect the modifications made in the preparation of the amended 10-Q/A for the Quarter ended September 30, 2009 specifically, modification to revenue and expenses.

FREEDOM ENVIRONMENTAL SERVICES, INC.
INDEX TO FORM 10-Q/A FILING
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

TABLE OF CONTENTS
PART I

FINANCIAL INFORMATION

CERTIFICATIONS

Exhibit 31 – Management certification…………………………………………...………... 20-24

Exhibit 32 – Sarbanes-Oxley Act…………………………………………………………….20-24

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
		Amended Restated
	June 30,	December 31,
	2009	2008
		(Audited)

CURRENT ASSETS
Cash	$8,661	$-
Accounts receivable	17,630	2,675
Total current assets	26,291	2,675

PROPERTY AND EQUIPMENT, net	6,710	11,065

Deposits	6,488	11,738
TOTAL ASSETS	$39,489	$25,478

CURRENT LIABILITIES:
Bank overdraft	$-	$20,471
Accounts payables	79,131	68,933
Accrued liabilities	676,726	380,106
Line of credit	13,307	14,995
Notes payable	-	4,997
Due to affiliate	95,000	95,000
Advances from affiliate	768,167	549,057
Total current liabilities	1,632,332	1,133,559

Notes payable	-	4,997
TOTAL LIABILITIES	1,632,332	1,138,556

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 75,000,000 shares
authorized; none issued and outstanding
as of June 30, 2009 and December 31, 2008, respectively	-	-

Common stock, $.001 par value, 100,000,000 shares authorized;
35,158,093 issued and outstanding as of June 30, 2009
and December 31, 2008, respectively	35,157	35,157

Additional paid in capital	11,841,986	11,841,986
Accumulated deficit	(13,469,987)	(12,990,221)
Total stockholders' deficit	(1,592,844)	(1,113,078)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$39,489	$25,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$66,450	$66,653	$96,112	$202,549
Total	66,450	66,653	96,112	202,549

COST OF SALES	14,371	104,719	22,870	167,711

GROSS PROFITS	52,078	(38,066)	73,242	34,838

OPERATING EXPENSES:
General and administrative	274,847	88,752	466,798	261,818
Selling and marketing	1,090	-	7,663	-
Depreciation expense	2,178	-	4,356	1,243
Total operating expenses	278,115	88,752	478,817	263,061
OPERATING LOSS	(226,036)	(126,818)	(405,575)	(228,223)

OTHER (INCOME) AND EXPENSES
Interest expense	54,534	10,915	74,191	11,183
Total other (income) expense	54,534	10,915	74,191	11,183

NET LOSS	$(280,571)	$(137,733)	$(479,766)	$(239,406)

NET LOSS PER SHARE:
Basic and diluted:	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted:	35,158,093	21,307,284	35,158,093	21,909,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	June 30,
	2009	2008

Net loss	$(479,766)	$(239,406)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	4,356	1,243
Changes in operating assets and liabilities:
Accounts receivables	(14,955)	(47,129)
Accounts payables	43,027	53,207
Accrued liabilities	263,792	14,639
Advances to affiliate	(6,488)	-
Deposit	11,738	(5,250)
Net cash (used in) provided by operating activities	(178,296)	(222,696)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible	-	(850)
Purchase of equipment	-	(25,452)
Net cash (used in) investing activities	-	(26,302)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank overdraft	(20,471)
Repayment of notes payable	(11,682)	-
Proceeds from line of credit	-	36,834
Advances from affiliate	219,110	212,164
Net cash provided by financing activities	186,957	248,998

(DECREASE) INCREASE IN CASH	8,661	-
CASH, BEGINNING OF PERIOD	-	-
CASH, END OF PERIOD	$8,661	$-

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$74,191	$877
Taxes paid	$-	$17,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM ENVIRONMENTAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

On June 24, 2008, the Company acquired 100% of the membership interests in Freedom Environmental Services, LLC (“FELC”), a Florida Limited Liability Company established December 27, 2007, for consideration consisting of 20,704,427 shares of the common stock of the Company. This acquisition was a reverse acquisition by Freedom Environmental Services, LLC.  In the share exchange, the former shareholders of Freedom Environmental, LLC received common shares in the Company.  As a result of this transaction, the former members of FELC held approximately 59% of the voting capital stock of the Company immediately after the transaction and the composition of the senior management of the Company became the senior management of FELC. For financial accounting purposes, this acquisition was a reverse acquisition of the Company by FELC under the purchase method of accounting, and was treated as a recapitalization with FELC as the acquirer in accordance with ASC Topic 805. Accordingly, the historical financial statements presented are those of FELC. The reasons for the share exchange are as follows:

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

NOTE 2 - GOING CONCERN ISSUES

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has period end losses from operations in June 30, 2009.  The Company has net losses for the three and six months ended June 30, 2009 of $199,195 and $479,766, respectively and accumulated net loss of $13,469,987.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE 3 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission on our Form 10-K/A, filed October 28, 2009.

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

Advertising Expense

The Company follows the provisions of ASC Topic 408, “Reporting on Advertising Costs,” in accounting for advertising costs.  Advertising costs are charged to expense as incurred and are included in sales and marketing expenses in the accompanying financial statements.  The Company recognized advertising expenses of $1,090 and $0 for the three months ended June 30, 2009 and 2008, respectively, as compared to $7,663 and $0 for the six months ended June 30, 2009 and 2008, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2009, cash and cash equivalents include cash on hand and cash in the bank.

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

Subsequent Events
In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events) is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was March 31, 2010.

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

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810):  Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505):  Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260.  Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 5 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted losses per share for the six months ended June 30, 2009 and 2008

	2009	2008

Losses available for common shareholders	479,766	239,406

Weighted average common shares outstanding	35,158,093	21,909,841
Basic and diluted loss per share	.01	.01
Net loss per share is based upon the weighted average shares of common stock outstanding

NOTE 6 – PROPERTY AND EQUIPMENT

Major classes of property and equipment at June 30, 2009 and December 31, 2008 consist of the following:

	June 30, 2009	December 31, 2008
Furniture and equipment	$16,241	$16,241
Leasehold improvements	890	890

Total Notes Payable	$17,131	$17,131
Less: accumulated depreciation	(10,421)	(6,066)

Net property and equipment	$6,710.	$11,065

Depreciation expense totaled $4,356 and $6,066 for the periods ended June 30, 2009 and December 31, 2008, respectively.

NOTE 7 - EQUITY

As of June 30, 2009 the Company authorized 100,000,000 shares of common stock, at $.001 par value and 15,971,969 are issued and outstanding.  The authorized 75,000,000 shares of preferred stock, at $.001 par value and none are issued and outstanding as of June 30, 2009.

REVERSE SPLIT

On June 11, 2008, the Company entered into a 1:20 reverse stock split. As of June 11, 2008 the Company had 2,507,037 common shared issued and outstanding after the completion of the reverse stock split.

COMMON SHARES

NOTE 8 – NOTE PAYABLE

The company had the following notes payable outstanding as of June 30, 2009 and December 31, 2008:
	2009	2008
The Company entered into a convertible promissory note with a shareholder of the Company and a related party on December 11, 2008 in the amount of $600,000. The promissory note had convertible beneficial feature which allowed the holder on the inception of the convertible promissory note into the company’s common stock equal to 50% of the market price of the corporation’s common stock on the date of conversion. The notes have an annual interest rate of 15%.	$293,250	$299,658

The Company entered into a convertible promissory note with a related party company (Resort Marketing) owned by the Company’s chief executive officer on December 22 2008 in the amount of $95,000. The promissory note had convertible beneficial feature which allowed the holder on the inception of the convertible promissory note into the company’s common stock equal to 50% of the market price of the corporation’s common stock on the date of conversion. The notes have an annual interest rate of 15%. As of	95,000	95,000

The Company receives advances from its officers and related parties during the regular course of business. The advances from its officers have an annual rate of 15%.	474,917	243,579

The Company has a line of credit with Royal Bank of Canada. The line is for one year and carries an interest rate of LIBOR +3%.	13,307	14,995

The Company entered into a notes payable with US Bancorp Manifest Funding Services for the capital lease of equipment. As of December 31, 2008 the Company has a notes payable in the amount of $9,994 of which $4,997 is due by December 31, 2009.	-	9,994
Total Notes Payable	$876,474	$663,226
less: Current Portion	(876,474)	(658,229)

Long Term Portion	$-	$4,997

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $13,469,987 which expire in various years through 2028, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

The provision (benefit) for income taxes from continued operations for the six months ended June 30, 2009 and 2008 consist of the following:

		June 30, 2009	June 30, 2008
Current:
Federal	$
State

Deferred:
Federal		$154,312	77,003
State		25,907	12,928
		180,219	89,931
Benefit from the operating loss carryforward		(180,219)	(89,931)
(Benefit) provision for income taxes, net		$-	-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	June 30, 2009	June 30, 2008

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	5.4%	5.4%
Valuation Allowance	(39.4%)	(39.4%)
Effective tax rate	0%	0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	June 30, 2009	June 30, 2008

Net operating loss carryforward	180,219	89,931
Valuation allowance	(180,219)	(89,931)

Deferred income tax asset	$-	-

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

On January 1, 2008, FELC entered into an agreement to lease a 6,000 square foot facility and seventy feet of additional land at a rate of $3,700 per month. The lease is for a period of one years commencing on January 1, 2008 and expired on January 1, 2009. On January 1, 2009, the Company entered into a month to month lease with Regus at a rate of $1,200 per month.

NOTE 12 – SUBEQUENT EVENTS

On July 15, 2009, the Company issued 18,375,000 pre-split shares of common stock to its officer.  The common shares were issued and accepted by the Company’s officers at the closing trading price of $.01 and recorded the remaining amount of $183,750 as consulting expense.

On July 15, 2009, the Company  issued 2,549,000 pre-split shares of common stock to a shareholder.  The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.01 and recorded the remaining amount of $25,490 as consulting expense.

On September 23, 2009, the Company entered into a 1:50 reverse stock split. As of September 23, 2009 the Company had 1,121,969 common shared issued and outstanding after the completion of the reverse stock split.

On September 24, 2009, the Company issued 7,400,000 post-split shares of common stock to its officer.   The common shares were issued and accepted by the Company’s officer at the closing trading price of $.25 per share for a cumulative value of $1,850,000. The Company reduced the value of the accrued compensation due to the officer of $185,000 and recorded the remaining amount of $1,665,000 as consulting expense.

On September 24, 2009, the Company issued 400,000 post-split shares of common stock to a shareholder.   The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.25 per share for a cumulative value of $100,000. The Company reduced the value of the Advance payable shareholder of $10,000 and recorded the remaining amount of $90,000 as consulting expense.

On September 29, 2009, the Company issued 6,000,000 post-split shares of common stock to its officer.   The common shares were issued and accepted by the Company’s officer at the closing trading price of $.25 per share for a cumulative value of $1,500,000. The Company reduced the value of the Advance payable from our CEO due to the officer of $210,000 and recorded the remaining amount of $1,290,000 as consulting expense.

On September 29, 2009, the Company issued 325,000 post-split shares of common stock to shareholder.   The common shares were issued and accepted by the Company’s officer at the closing trading price of $.25 per share for a cumulative value of $81,250. The Company reduced the value of the Advance payable shareholder of $11,375 and recorded the remaining amount of $69,875 as consulting expense.

On September 29, 2009, the Company issued 725,000 post-split shares of common stock to consultants for services rendered.  The Company shares were issued at $.25 which was the trading value of the stock at the date of issuance.  The Company expensed $181,250.

On October 29, 2009, the Company issued 600,000 post-split shares of common stock to consultants for services rendered.  The Company shares were issued at $.50 which was the trading value of the stock at the date of issuance.  The Company expensed $300,000.

On November 4, 2009, the Company issued 25,000 post-split shares of common stock to consultants for services rendered.  The Company shares were issued at $.40 which was the trading value of the stock at the date of issuance.  The Company expensed $10,000.

On November 17, 2009, the Company issued 320,000 post-split shares of common stock to consultants for services rendered.  The Company shares were issued at $.30 which was the trading value of the stock at the date of issuance.  The Company expensed $96,000.

* * * * * * * * * * *

In this Quarterly Report on Form 10-Q/A, “Company,” “our company,” “us,” and “our” refer to Freedom Environmental Services, Inc., unless the context requires otherwise.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q/A, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipate”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, delayed payments of accounts receivables, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

On July 3, 2006, we exchanged 100% of the share capital of our wholly owned subsidiary, Bio-Matrix Scientific Group, Inc., a Nevada corporation (“BMSG”), an entity  engaged in the business of stem cell banking and the development of medical devices, for 10,000,000 common shares in Tasco International Holdings, Inc, a Delaware corporation which was subsequently renamed Bio-Matrix Scientific Group, Inc. (“BMSN”). In May 23, 2007 we transferred ownership of  11,462,570 common shares of BMSN (including  1,462,570 of the common shares of BMSN issued to us in full satisfaction of the amount then owed to us of $1,191,619)  to the BMXP Holdings, Inc. Shareholders Business Trust  (the “BMXP Trust”)  for benefit of our shareholders of record as of May 23, 2007. From May 23, 2007 to June 24, 2008, we were a “shell company” as that term is defined in Rule 405 promulgated under the Securities Act of 1933, as amended. On June 24, 2008 we acquired 100% of the membership interests in Freedom Environmental Services, LLC, a Florida Limited Liability Company, for consideration consisting of 20,704,427 shares of our common stock.

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

Competitive business conditions, the issuer’s competitive position in the industry, and methods of competition:

FELC, our operating subsidiary, is recently formed and has yet to achieve substantial revenues or profits (revenues from inception to June 30, 2008 equal approximately $389,000). The industries in which we compete and intend to compete are highly competitive and, especially in the area of biofuel production, characterized by rapid technological advancement. Many of our competitors have greater resources than we do.

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

There is legislation currently enacted which we feel may have a beneficial impact on our operations by encouraging the usage of biofuel:

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

The Food, Conservation, and Energy Act of 2008 (2008 Farm Bill) provides for, among other things, grants for demonstration scale Biorefineries, and loan guarantees for commercial scale Biorefineries that produce advanced Biofuels (i.e., any fuel that is not corn-based). Section 9003 includes a Loan Guarantee Program under which the U.S.D.A. could provide loan guarantees up to $250 million to fund development, construction, and retrofitting of commercial-scale refineries. Section 9003 also includes a grant program to assist in paying the costs of the development and construction of demonstration-scale biorefineries to demonstrate the commercial viability which can potentially fund up to 50% of project costs.

The American Recovery and Reinvestment Act of 2009, passed into law in February 2009 makes $275 billion available for federal contracts, grants, and loans, some of which is devoted to investment into the domestic renewable energy industry.

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

Loans from Senior Officers during the Interim Period consisted of the following:

During the initial startup period and Interim Period a related party company controlled by Michael S. Borish our company’s Chairman of the Board and Chief Executive Officer loaned our company $95,000.  The loan has an annual interest rate of 15%. As of June 30, 2009 the loan balance including interest due to the related party was $114,555.

During the initial startup period and Interim Period, Michael S. Borish our company’s Chairman of the Board and Chief Executive Officer loan FELC $322,047. The loan has an annual interest rate of 15%. As of June 30, 2009, the loan balance including interest due to the related party was $525,569.

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

Results of Operations

Revenues for the three months ended June 30, 2009 and 2008 decreased to $66,450 from $66,653 respectively.  Revenues for the six months ended June 30, 2009 and 2008 decreased to $96,112 from $202,549 respectively. This decrease was primarily attributable to the decrease in our selling techniques and our reconstructing of our marketing team.

Cost of goods sold for the three months ended June 30, 2009 and 2008, decreased to $14,371 from $104,719 respectively.  Cost of goods sold for the six months ended June 30, 2009 and 2008 decreased to $22,870 from $167,711 respectively. Our decrease in cost of goods sold is directly related to the decrease in our sales.

General and administrative expense for the three months ended for June 30, 2009 and 2008, increased to $274,847 from $88,752 respectively.  General and administrative expense for the six months ended June 30, 2009 and 2008 increased to $466,798 from $261,818 for respectively.  The increase was related to additional employees and our reconstructing of our marketing team.

Selling and marketing expense for the three months ended June 30, 2009 and 2008 increased to $1,090 from $0  respectively.  Selling and marketing expense for the six months ended June 30, 2009 and 2008 increased to $7,663 from $0, respectively.  The increase was directly related to our new advertisement strategy.

Depreciation and amortization for the three months ended for June 30, 2009 and 2008increased to $2,178 from $0, respectively.  Depreciation and amortization for the six months ended or June 30, 2009 and 2008 increased to $4,356 from $1,243, respectively.   The increase in depreciation and amortization relates to the acquisition of new assets.

Net loss for the three months ended  June 30, 2009 and 2008increased to $280,571 from $137,733 respectively.  Net loss for the six months ended June 30, 2009 and 2008 increased to $479,766 from $239,406 for, respectively.  .

Liquidity and Capital Resources

We have maintained a minimum of three months of working capital.  This reserve was intended to allow for an adequate amount of time to secure additional funds from investors as needed.  To date, management has succeeded in securing capital as needed.

Our cash used in operating activities decreased to $198,767 from $222,696 for the six months ended June 30, 2009 and 2008, respectively.  The decrease is mainly attributable to the increase in accrued interest expense.

Cash used by investing activities decreased to $0 from $26,302 for the six months ended June 30, 2009 and 2008, respectively.  The decrease was the decrease in the purchase of property and equipment.

Cash provided by financing activities decreased to was $207,428 from $248,998 for the six months ended June 30, 2009 and 2008, respectively. We received proceeds from an affiliate of $219,110 and $212,164 during the six months ended June 30, 2009 and 2008and repaid our notes payables of $11,682 during the six months ended June 30, 2009.

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

Not applicable.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended June 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Quarterly Report on Form 10-Q/A, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment. We have reviewed the risk factors previously disclosed in our Annual Report on Form 10–K/A for the year ended December 31, 2008, which was  filed with the Securities and Exchange Commission on October 25, 2009 (the “Fiscal 2008 10–K/A”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2008 10–K/A but have reiterated certain risk factors below.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no sales of unregistered securities during the period ended June 30, 2009.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2009.

ITEM 4.  RESERVED.

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

Registrant Date: April 8, 2010	Freedom Environmental Services, Inc. By: /s/ Michael Borish
Michael Borish
Chairman, Chief Executive Officer (Principle Executive Officer)

Registrant Date: April 8, 2010	Freedom Environmental Services, Inc. By: /s/ Michael Borish
Michael Borish
Principle Financial Officer