Form 10-Q/A
period 2009-09-30
Freedom Environmental Services, Inc.
filed 2010-04-09
CIK 1443818

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

Explanatory Note:
The Company has amended its Form 10-Q/A for September 30, 2009 to reflect the modifications made in the preparation of the amended 10-Q/A for the Quarter ended March 31, 2009 and June 30, 2009 which carried forward to September 30, 2009 specifically, modification to revenue and expenses.

FREEDOM ENVIRONMENTAL SERVICES, INC.
INDEX TO FORM 10-Q/A FILING
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

CERTIFICATIONS

Exhibit 31 – Management certification……………………………………………………...

Exhibit 32 – Sarbanes-Oxley Act………………………………………………………….…

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008

CURRENT ASSETS
Cash	$1,674	$-
Accounts receivable	34,806	2,675
Total current assets	36,480	2,675

PROPERTY AND EQUIPMENT, net	4,532	11,065

Deposits	6,488	11,738
TOTAL ASSETS	$47,499	$25,478

CURRENT LIABILITIES:
Bank overdraft	$-	$20,471
Accounts payables	46,880	68,933
Accrued liabilities	678,344	380,106
Line of credit	13,177	14,995
Notes payable	-	4,997
Due to affiliate	95,000	95,000
Advances from affiliate	596,953	549,057
Total current liabilities	1,430,355	1,133,559

Notes payable	-	4,997
TOTAL LIABILITIES	1,430,355	1,138,556

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 75,000,000 shares
authorized; none issued and outstanding
as of September 30, 2009 and December 31, 2008, respectively	-	-

Common stock, $.001 par value, 100,000,000 shares authorized;
15,971,969 and 35,158,093 issued and outstanding
as of September 30, 2009 and December 31, 2008, respectively	15,972	35,157

Additional paid in capital	15,782,911	11,841,986
Accumulated deficit	(17,181,738)	(12,990,221)
Total stockholders' deficit	(1,382,855)	(1,113,078)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$47,499	$25,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$115,384	$84,687	$211,496	$287,236
Total	115,384	84,687	211,496	287,236

COST OF SALES	69,230	52,865	123,897	220,576

GROSS PROFITS	46,154	31,822	87,599	66,660

OPERATING EXPENSES:
General and administrative	3,712,440	116,385	4,145,606	357,567
Selling and marketing	10,038	8,094	17,875	29,438
Depreciation expense	2,178	881	6,534	2,124
Total operating expenses	3,724,656	125,360	4,170,016	389,129
OPERATING LOSS	(3,678,502)	(93,538)	(4,082,417)	(322,469)

OTHER (INCOME) AND EXPENSES
Interest income	-	(1,414)	-	(1,641)
Interest expense	34,909	6,611	108,800	17,313
Total other (income) expense	34,909	5,197	108,800	15,672

NET LOSS	$(3,713,411)	$(98,735)	$(4,191,517)	$(338,141)

NET LOSS PER SHARE:
Basic and diluted:	$(0.35)	$(0.00)	$(0.16)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted:	10,686,389	35,157,908	26,903,382	25,892,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	September 30,
	2009	2008

Net loss	$(4,191,517)	$(338,141)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	6,534	2,124
Common stock issued for services	3,505,365	-
Common stock issued for conversion of debt	416,375	-
Changes in operating assets and liabilities:
Accounts receivables	(32,131)	(38,267)
Accounts payables	(22,052)	45,637
Accrued liabilities	297,939	37,547
Advances to affiliate	6,686	21,349
Deposit	(1,437)	(5,250)
Net cash (used in) provided by operating activities	(13,938)	(275,001)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible	-	(850)
Purchase of equipment	-	(25,452)
Net cash (used in) investing activities	-	(26,302)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank overdraft	(20,471)	-
Repayment of notes payable	(11,813)	-
Proceeds from line of credit	-	14,995
Advances from affiliate	47,896	286,308
Net cash provided by financing activities	15,612	301,303

(DECREASE) INCREASE IN CASH	1,674	-
CASH, BEGINNING OF PERIOD	-	-
CASH, END OF PERIOD	$1,674	$-

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$108,800	$1,128
Taxes paid	$-	$24,540
Issuance of company stock for accrued liabilities	$416,375	$-

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

NOTE 2 - GOING CONCERN ISSUES

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has period end losses from operations in September 30, 2009.  The Company has net losses for the three and nine months ended September 30, 2009 of $3,713,411 and $4,191,217, respectively and accumulated net loss of $17,181,438.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

Advertising Expense

The Company follows the provisions of ASC Topic 408, “Reporting on Advertising Costs,” in accounting for advertising costs.  Advertising costs are charged to expense as incurred and are included in sales and marketing expenses in the accompanying financial statements.  The Company recognized advertising expenses of $10,038 and $5,758 for the three months ended September 30, 2009 and 2008, respectively, as compared to $17,875 and $10,023 for the nine months ended September 30, 2009 and 2008, respectively.

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

NOTE 5 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted losses per share for the nine months ended September 30, 2009 and 2008

	2009	2008

Losses available for common shareholders	4,191,217	338,141

Weighted average common shares outstanding	26,903,382	25,892,856
Basic and diluted loss per share	.16	.01
Net loss per share is based upon the weighted average shares of common stock outstanding

NOTE 6 – PROPERTY AND EQUIPMENT

Major classes of property and equipment at September 30, 2009 and December 31, 2008 consist of the following:

	September 30, 2009	December 31, 2008
Furniture and equipment	$16,241	$16,241
Leasehold improvements	890	890

Total Notes Payable	$17,131	$17,131
Less: accumulated depreciation	(12,600)	(6,066)

Net property and equipment	$4,532	$11,065

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

On September 24, 2009, the Company issued 7,400,000 post-split shares of common stock to our officer.   The common shares were issued and accepted by the Company’s officer at the closing trading price of $.25 per share for a cumulative value of $1,850,000. The Company reduced the value of the accrued compensation due to the officer of $185,000 and recorded the remaining amount of $1,665,000 as consulting expense.

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

On September 29, 2009, the Company issued 6,000,000 post-split shares of common stock to our officer.   The common shares were issued and accepted by the Company’s officer at the closing trading price of $.25 per share for a cumulative value of $1,500,000. The Company reduced the value of the Advance payable from our CEO due to the officer of $210,000 and recorded the remaining amount of $1,290,000 as consulting expense.

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

NOTE 8 – NOTE PAYABLE

The company had the following notes payable outstanding as of September 30, 2009 and December 31, 2008:
	2009	2008
The Company entered into a convertible promissory note with a shareholder of the Company and a related party on December 11, 2008 in the amount of $600,000. The promissory note had convertible beneficial feature which allowed the holder on the inception of the convertible promissory note into the company’s common stock equal to 50% of the market price of the corporation’s common stock on the date of conversion. The notes have an annual interest rate of 15%.	$271,876	$299,658

The Company entered into a convertible promissory note with a related party company (Resort Marketing) owned by the Company’s chief executive officer on December 22 2008 in the amount of $95,000. The promissory note had convertible beneficial feature which allowed the holder on the inception of the convertible promissory note into the company’s common stock equal to 50% of the market price of the corporation’s common stock on the date of conversion. The notes have an annual interest rate of 15%. As of	95,000	95,000

The Company receives advances from its officers and related parties during the regular course of business. The advances from its officers have an annual rate of 15%.	325,077	243,579

The Company has a line of credit with Royal Bank of Canada. The line is for one year and carries an interest rate of LIBOR +3%.	13,177	14,995

The Company entered into a notes payable with US Bancorp Manifest Funding Services for the capital lease of equipment. As of December 31, 2008 the Company has a notes payable in the amount of $9,994 of which $4,997 is due by December 31, 2009.	-	9,994
Total Notes Payable	$705,130	$663,226
less: Current Portion	(705,130)	(658,229)

Long Term Portion	$-	$4,997

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $17,181,438 which expire in various years through 2028, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

The provision (benefit) for income taxes from continued operations for the nine months ended September 30, 2009 and 2008 consist of the following:

		September 30, 2009	September 30, 2008
Current:
Federal	$
State

Deferred:
Federal		$1,348,160	108,760
State		226,342	18,260
		1,574,502	127,020
Benefit from the operating loss carryforward		(1,574,502)	(127,020)
(Benefit) provision for income taxes, net		$-	-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	September 30, 2009	September 30, 2008

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	5.4%	5.4%
Effective tax rate	39.4%	39.4%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	September 30, 2009	September 30, 2008

Net operating loss carryforward	1,574,502	127,020
Valuation allowance	(1,574,502)	(127,020)

Deferred income tax asset	$-	-

NOTE 10 – RELATED PARTY TRANSACTIONS

On December 15, 2008 the Company entered into an employment agreements with the Company’s two officers for the annual amount of $185,000 and $165,000, respectively. The employment agreements under the reference “Term” specifically set forth that the agreements were to be retroactive to January 1, 2008 “this agreement will be retroactive to January 1, 2008.”

On July 15, 2009, Company issued 18,375,000 pre-split shares of common stock to its officer.  The common shares were issued and accepted by the Company’s officers at the closing trading price of $.01 and recorded the remaining amount of $183,750 as consulting expense.

On July 15, 2009 issued 2,549,000 pre-split shares of common stock to a shareholder.  The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.01 and recorded the remaining amount of $25,490 as consulting expense.

On September 24, 2009, the Company issued 7,400,000 post-split shares of common stock to our officer.   The common shares were issued and accepted by the Company’s officer at the closing trading price of $.25 per share for a cumulative value of $1,850,000. The Company reduced the value of the accrued compensation due to the officer of $185,000 and recorded the remaining amount of $1,665,000 as consulting expense.

On September 29, 2009, the Company issued 6,000,000 post-split shares of common stock to our officer.   The common shares were issued and accepted by the Company’s officer at the closing trading price of $.25 per share for a cumulative value of $1,500,000. The Company reduced the value of the Advance payable from our CEO due to the officer of $210,000 and recorded the remaining amount of $1,290,000 as consulting expense.

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

On May 15, 2009, the Company entered into a lease agreement for office space. The term of the agreement set forth that a monthly rent is $1,927 with lease term is through June 1, 2011.

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

Competitive business conditions, the issuer’s competitive position in the industry, and methods of competition:

FELC, our operating subsidiary, is recently formed and has yet to achieve substantial revenues or profits (revenues from inception to September 30, 2009 equal approximately $504,620). The industries in which we compete and intend to compete are highly competitive and, especially in the area of biofuel production, characterized by rapid technological advancement. Many of our competitors have greater resources than we do.

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

Loans from Senior Officers during the Interim Period consisted of the following:

During the initial startup period and Interim Period, a related party company controlled by Michael S. Borish our company’s Chairman of the Board and Chief Executive Officer loaned our company $95,000.  The loan has an annual interest rate of 15%. As of September 30, 2009 the loan balance including interest due to the related party was $121,719.

During the initial startup period and Interim Period, Michael S. Borish, our company’s Chairman of the Board and Chief Executive Officer loaned  FELC $325,078. The loan has an annual interest rate of 15%. As of September 30, 2009, the loan balance including interest due to the related party was $397,851 with the original balance of interest and principle of $607,851 where $210,000 of the loan balance was converted into the company’s common stock.  .

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

Results of Operations

Revenues for the three months ended September 30, 2009 and 2008 increased to $115,384 from $84,687 respectively.  Revenues for the nine months ended September 30, 2009 and 2008 decreased to $211,496 from $287,236 respectively. This increase for the three months ended September 30, 2009 was primarily attributable to the increase in our selling techniques and sound focus on the success of the operations.

Cost of goods sold for the three months ended September 30, 2009 and 2008 decreased to $69,230 from $52,865 respectively.  Cost of goods sold for the nine months ended September 30, 2009 and 2008 decreased to $123,897 from $220,576 respectively. Our cost of goods sold is directly related to the increase or decrease in our sales.

General and administrative expense for the three months ended September 30, 2009 and 2008 increased to $3,712,440 from $116,385 respectively.  General and administrative expense for the nine months ended September 30, 2009 and 2008 increased to $4,145,606 from $357,567 respectively. General and administrative expense for the three and nine months ended September 30, 2009, included $3,505,365 of non-cash, non-recurring expenses related to the issuance of common stock. Our management elects to expense all such non-cash, non-recurring expenses in the quarter incurred. Absent the non-recurring expenses related to the issuance of common stock, General and administrative expense would have been $207,075 and $640,241 for the three and nine months ended September 30, 2009, respectively.

Selling and marketing expense for the three months ended September 30, 2009 and 2008 increased to $10,038 from $8,094 respectively.  Selling and marketing expense for the nine months ended September 30, 2009 and 2008 decreased to $17,875 from $29,438 respectively.  The increase for the three months ended September 30, 2009 was directly related to our new marketing strategy.

Depreciation and amortization for the three months ended September 30, 2009 and 2008 increased to $2,178 from $881 respectively.  Depreciation and amortization for the nine months ended September 30, 2009 and 2008 increased to $6,534 from $2,124 respectively.   The increase in depreciation and amortization relates to the acquisition of new assets.

Net loss for the three months ended September 30, 2009 and 2008 increased to $3,713,411 from $98,735 respectively.  Net loss for the nine months ended September 30, 2009 and 2008 increased to $4,191,217 from $338,141 respectively.  A substantial portion of the net loss for the three and nine months ended September 30, 2009 were non-cash, and believed by management to be non-recurring. Non-cash, non-recurring expenses related to the issuance of common stock was $3,505,365 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

We have maintained a minimum of three months of working capital.  This reserve was intended to allow for an adequate amount of time to secure additional funds from investors as needed.  To date, management has succeeded in securing capital as needed.

Our cash used in operating activities decreased to $13,938 from $275,001 for the nine months ended September 30, 2009 and 2008, respectively.  The decrease is mainly attributable to the decrease in operating expenses.

Cash used by investing activities  decreased to $0 from $26,302 for the nine months ended September 30, 2009 and 2008, respectively.  The decrease was the decrease in the purchase of property and equipment.

Cash provided by financing activities  decreased to $36,083 to $301,303 for the nine months ended September 30, 2009 and 2008, respectively. We received proceeds from an affiliate of $47,896 and $286,308 for the nine months ended September 30, 2009 and 2008, respectively., and repaid our notes payables of $11,813 during the nine months ended September 30, 2009.

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