Form 10-K
period 2009-12-31
Freedom Environmental Services, Inc.
filed 2010-05-07
CIK 1443818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009
OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from N/A to N/A
Commission File Number:  0-25474
Freedom Environmental Services, Inc.
(Name of small business issuer as specified in its charter)
Delaware	56-2291458
State of Incorporation	IRS Employer Identification No.
7380 W Sand Lake Rd # 543
Orlando, FL 32819
 (Address of principal executive offices)
 (407) 658-6100
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)
Common Stock, $.001 Par Value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files).    Yes  ☐    ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller Reporting company ☒
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates.  $5,084,000

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As of May 7, 2010, there was 26,522,040 shares of Common Stock, $0.001 par value per share, and  0 shares of preferred stock, $0.001 par value per share issued and outstanding.

Documents Incorporated By Reference -None

Freedom Environmental Services, Inc.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009 and 2008
TABLE OF CONTENTS
T

CERTIFICATIONS

Exhibit 31 – Management certification
Exhibit 32 – Sarbanes-Oxley Act

Forward Looking Statements — Cautionary Language

Certain statements made in these documents and in other written or oral statements made by Freedom Environmental Services, Inc. or on Freedom Environmental Services, Inc. ’s behalf are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: "believe", "anticipate", "expect", "estimate", "project", "will", "shall" and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective products, future performance or financial results. Freedom Environmental Services, Inc.  claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.  Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described in this filing.  The risks included herein are not exhaustive. This annual report on Form 10-K, as amended quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact Freedom Environmental Services, Inc.  business and financial performance. Moreover, Freedom Environmental Services, Inc.  operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on Freedom Environmental Services, Inc.  business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, Freedom Environmental Services, Inc.  disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of the report.

PART I

ITEM 1.  BUSINESS.

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, but are not limited to, statements regarding future events and the Company’s plans and expectations.  Actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-K or incorporated herein by reference, including those set forth in Management’s Discussion and Analysis or Plan of Operation.

As used in this annual report, “we”, “us”, “our”, “Freedom”, “Freedom” “Company” or “our company” refers to Freedom Environmental Services, Inc.  and all of its subsidiaries.

Overview

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

Labor required to provide these services are made available either through existing employees or by subcontractors depending on the demands of the project and availability of resources.

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

Competitive business conditions, the issuer’s competitive position in the industry, and methods of competition:

FELC, our operating subsidiary, is recently formed and has yet to achieve substantial revenues or profits (revenues from inception to December 31, 2009 equal $586,406). The industries in which we compete and intend to compete are highly competitive and, especially in the area of biofuel production, characterized by rapid technological advancement. Many of our competitors have greater resources than we do.

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

Loans from Senior Officers during the Interim Period consisted of the following:

Between January 1, 2008 and January 16, 2008 Edmund F. Curtis, a Director of the Company and President and Chief Operating Officer of the Company, has loaned FELC the amount of $ 1,893

Between January 2, 2008 and March 3, 2008 John Holwell, a Director of the Company and Vice President of the Company, has loaned FELC the amount of $ 3,182

During the Interim Period a company controlled by Michael S. Borish the Company’s Chairman of the Board and Chief Executive Officer, and Michael S. Borish have loaned FELC the amount of $ $395,911 and accrued interest of $87,742.

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

ITEM 1A - Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report on Form 10-K, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment. We have updated or restated the risk factors previously disclosed in our registration statement on Form SB-2, filed November 22, 2006 (the “Form SB-2”) and in our prior reports.

The Liquidity Of Our Common Stock Is Seriously Limited And There Is A Limited Market For Our Common Stock

Our stock is currently being traded on the NASDAQ Over-The-Counter Bulletin Board, and the liquidity of our common stock is limited. The Bulletin Board is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time.

We Depend Upon Key Management Personnel and the Loss of Any of Them Would Seriously Disrupt Our Operations:

The success of our company is largely dependent on the personal efforts of key executives. The loss of the services of any key executive could have a material adverse effect on our business and prospects. In addition, in order for us to undertake our operations as contemplated, it will be necessary for us to locate and hire experienced personnel who are knowledgeable in the Nutraceutical Dietary Supplement business. Our failure to attract and retain such experienced personnel on acceptable terms will have a material adverse impact on our ability to grow our business.

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

We Do Not Intend To Pay Dividends.

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

Our common stock is traded on the OTCBB. The OTCBB is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS

MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED

Risks regarding Forward-Looking Statements

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

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions described herein. The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed elsewhere in the “Risk Factors” section of this annual report, there are a number of other risks inherent in our business and operations which could cause our operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of significant uncertainties inherent in the forward-looking information included in this annual report, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Some of the information in this annual report contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this annual report and in the documents incorporated by reference into this annual report that is not a statement of an historical fact constitutes a “forward-looking statement”. Further, when we use the words “may”, “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “internal”, and similar words, we intend to identify statements and expressions that may be forward- looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risk factors discussed herein.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES.

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

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. Other than described below, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

Freedom common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board) and can be accessed on the Internet at www.pinksheets.com under the symbol “FESI.PK.”

At December 31, 2009, there were 16,907,707 shares of common stock of Freedom outstanding and there were approximately 410 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Freedom’s common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2009
First Quarter (January – March 2009)	$.02	$.02
Second Quarter (April – June 2009)	$.01	$.01
Third Quarter (July – September 2009)	$.25	$.25
Fourth Quarter (October – December 2009)	$.15	$.15
Fiscal Year 2008
First Quarter (January – March 2008)	$.40	$.30
Second Quarter (April – June 2008)	$1.08	$.15
Third Quarter (July – September 2008)	$1.07	$.50
Fourth Quarter (October – December 2008)	$.55	$.01

On April 19, 2010, the closing bid price of our common stock was $0.30

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2009. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Freedom’s Transfer Agent and Registrar for the common stock is Colonial Stock Transfer located in Salt Lake City, Utah.

Recent sales of Unregistered Securities

2009

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

On September 24, 2009 the Company issued 400,000 post-split shares of common stock to consultants for services rendered.  The Company shares were issued at $.25 which was the trading value of the stock at the date of issuance.  The Company expensed $100,000.

On September 29, 2009 the Company issued 325,000 post-split shares of common stock to consultants for services rendered.  The Company shares were issued at $.25 which was the trading value of the stock at the date of issuance.  The Company expensed $81,250.

On October 29, 2009 the Company issued 600,383 post-split shares of common stock to consultants for services rendered.  The Company shares were issued at $.50 which was the trading value of the stock at the date of issuance.  The Company expensed $300,383.

On November 4, 2009 the Company issued 25,000 post-split shares of common stock to consultants for services rendered.  The Company shares were issued at $.11 which was the trading value of the stock at the date of issuance.  The Company expensed $2,750.

On November 17, 2009 the Company issued 320,000 post-split shares of common stock to consultants for services rendered.  The Company shares were issued at $.30 which was the trading value of the stock at the date of issuance.  The Company expensed $96,000.

The offer and sale of all such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

2008

On June 11, 2008 we issued 12,746,444 of our common shares (“Shares”) to creditors as consideration for settlement of indebtedness of $287,066.

On June 24, 2008 we issued 20,704,427 of our common shares (“Shares”) to the members of FELC as consideration the acquisition of FELC.

The offer and sale of all such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Preferred Stock

As of December 31, 2008 the company had 75,000,000 shares of preferred stock authorized with a par value of $.001. As of December 31, 2008 no shares were issued and outstanding.

Warrants and Options

There were no warrants or options issued and outstanding as of December 31, 2009.

Stock Splits

Share data in this report have been adjusted to reflect the following stock splits relating to the Company's common stock: September 23, 2009 the board of directors authorized a 1-for-50 reverse stock split.  This reverse split is reflected in the statement of shareholder’s equity for December 31, 2009 as a decrease in common stock of 54,960,124.

ITEM 6.  SELECTED FINANCIAL DATA.

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Summary of Statements of Operations of FESI

Year Ended December 31, 2009 and 2008

Statement of Operations Data
	December 31,
	2009	2008

Revenues	$293,282	$293,124
Cost of Sales	(52,601)	(152,602)
Operating and Other Expenses	4,707,803	(8,011,087)

Net Loss	$4,948,484	$(7,870,565)

Balance Sheet Data:
	December 31,

	2009	2008

Current Assets	$10,952	$2,675
Total Assets	13,306	25,478
Current Liabilities	1,753,996	1,133,559
Non Current Liabilities	-	4,997
Total Liabilities	1,753,996	1,138,556
Working Capital (Deficit)	(1,743,044)	(1,130,884)
Shareholders'Equity (Deficit)	$(1,740,690)	$(1,113,078)

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K

Critical Accounting Policies

Principle of Consolidation

The consolidated financial statements include the accounts of Freedom Environmental Services, Inc.

Freedom Environmental, LLC Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Accounts Receivable

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company reserved $25,693 in bad debt for the year ended December 31, 2009.

Allowance for Doubtful Accounts

The determination of collectibility of the Company’s accounts receivable requires management to make frequent judgments and estimates in order to determine the appropriate amount of allowance needed for doubtful accounts. The Company’s allowance for doubtful accounts is estimated to cover the risk of loss related to accounts receivable. This allowance is maintained at a level we consider appropriate based on historical and other factors that affect collectibility. These factors include historical trends of write-offs, recoveries and credit losses, the careful monitoring of customer credit quality, and projected economic and market conditions. Different assumptions or changes in economic circumstances could result in changes to the allowance. The Company reserved $25,693 in bad debt for the year ended December 31, 2009.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2009, cash and cash equivalents include cash on hand and cash in the bank. The Company had no balance in their bank accounts as of December 31, 2009.

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

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follows:

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2009, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

The Company maintains its operating cash balances at banks located in Sand Lake, Florida.  The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

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

RESULTS OF OPERATIONS

 Fiscal Year Ended December 31, 2009, Compared to Fiscal Year Ended December 31, 2008

Revenues for the years ended increased to $293,282 from $293,124 for December 31, 2009 and 2008 respectively.  This increase was primarily attributable to growth and implementation of our marketing plan.

Cost of goods sold for the years ended December 31, 2009 and 2008 decreased to $52,601 from $152,602, respectively.  Our cost of goods sold is directly related to the increase in our sales.  In addition, the Company cost of operations decrease due to reduced and excess waste.

General and administrative expense decreased to $4,992,400 from $7,581,668 for the years ended December 31, 2009 and 2008, respectively.  General and administrative expense for the years ended December 31, 2009 and 2008 included non-cash, non-recurring expenses, respectively, related to the issuance common stock issued for services. We elect to expense all such non-cash, non-recurring expenses in the quarter and year incurred.

Selling and marketing expense for the years ended December 31, 2009 and 2008 decreased to $50,114 from $0, for years ended December 31, 2009 and 2008, respectively.  The increase was due to our advertising campaign to increase our sales.

Depreciation and amortization for the years ended December 31, 2009 and 2008 increased to $8,712 from $6,067, respectively.

Net loss for the years ended December 31, 2009 and 2008 increased to $4,948,484 from $7,870,565, respectively. As noted above, a substantial portion of the net loss for the year ended December 31, 2009 was believed by management to be non-cash and non-recurring in nature. Non-cash, non-recurring expenses related to the issuance of Common stock for services.

Liquidity and Capital Resources

We strive to maintain a minimum of three months of working capital as a means to allow adequate reserves and time to secure additional funds from investors as needed.

Our cash used in operating activities is $96,555 and $668,348 for the years ended December 31, 2009 and 2008, respectively.  The decrease is mainly attributable to the decrease in operating expenses.

Cash used by investing activities was $0 and $17,132 for the years ended December 31, 2009 and 2008, respectively.

Cash provided by financing activities was $96,558 and $685,480 for the years ended December 31, 2009 and 2008, respectively. We received proceeds from the notes payable from affiliates of 123,804 and 545,019 for December 31, 2009 and 2008 respectively.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities

ITEM 8.  FINANCIAL STATEMENTS

FREEDOM ENVIRONMENTAL SERVICES, INC.

TABLE OF CONTENTS INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:	Page F-2
Tarvaran, Askelson & Company LLP
CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheet at December 31, 2009 and 2008	F-3

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008	F-4

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009 and 2008	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Freedom Environmental Services, Inc.
Orlando, Florida

We have audited the accompanying consolidated balance sheets of Freedom Environmental Services, Inc. (Company) and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Freedom Environmental Services, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed further in Note 2, the Company has incurred significant losses.  The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tarvaran Askelson & Company, LLP

Laguna Niguel, California
May 5, 2010

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008

CURRENT ASSETS
Cash	$-	$-
Accounts receivable - net	10,952	2,675
Total current assets	10,952	2,675

PROPERTY AND EQUIPMENT, net	2,354	11,065

Deposits	-	11,738
TOTAL ASSETS	$13,306	$25,478

CURRENT LIABILITIES:
Bank overdraft	$5,037	$20,471
Accounts payables	160,831	68,933
Accrued liabilities	807,090	380,106
Line of credit	13,177	14,995
Notes payable	-	4,997
Notes payable shareholder	95,000	95,000
Notes payables from affiliate	672,861	549,057
Total current liabilities	1,753,996	1,133,559

Notes payable	-	4,997
TOTAL LIABILITIES	1,753,996	1,138,556

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 75,000,000 shares
authorized; none issued and outstanding
as of December 31, 2009 and 2008, respectively	-	-

Common stock, $.001 par value, 100,000,000 shares authorized;
16,917,707 and 35,158,093 issued and outstanding
as of December 31, 2009 and 2008, respectively	16,917	35,157

Additional paid in capital	16,181,099	11,841,986
Accumulated deficit	(17,938,705)	(12,990,221)
Total stockholders' deficit	(1,740,690)	(1,113,078)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,306	$25,478

The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	December 31,
	2009	2008

Revenue	$293,282	$293,124
Total	293,282	293,124

COST OF SALES	52,601	152,602

GROSS PROFITS	240,682	140,522

OPERATING EXPENSES:
General and administrative	4,992,400	7,581,668
Selling and marketing	50,114	-
Depreciation expense	8,712	6,067
Total operating expenses	5,051,226	7,587,735
OPERATING LOSS	(4,810,544)	(7,447,213)

OTHER (INCOME) AND EXPENSES
Interest income	-	-
Interest expense	137,940	423,352
Total other (income) expense	137,940	423,352

NET LOSS	$(4,948,484)	$(7,870,565)

NET LOSS PER SHARE:
Basic and diluted:	$(0.22)	$(0.18)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted:	22,407,365	42,647,381

The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2009	2008

Net loss	$(4,948,484)	$(7,870,565)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	8,712	6,067
Common stock issued for services	3,904,498	6,761,663
Common stock issued for conversion of debt and services	416,375	-
Changes in operating assets and liabilities:
Accounts receivables	(8,277)	(2,675)
Other assets	6,686	(11,738)
Deposits	5,052	-
Accounts payables	91,899	448,900
Accrued expenses	426,984	-
Net cash (used in) provided by operating activities	(96,555)	(668,348)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible	-	-
Purchase of equipment	-	(17,132)
Net cash (used in) investing activities	-	(17,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(15,434)	20,471
Repayment of note payable	(9,994)
Repayment of note payable-affiliate	(1,818)
Proceeds from related party		95,000
Proceeds from line of credit	-	14,995
Proceeds from note payable	-	9,995
Advances from affiliate	123,804	545,019
Net cash provided by financing activities	96,558	685,480

(DECREASE) INCREASE IN CASH	-	-
CASH, BEGINNING OF PERIOD	-	-
CASH, END OF PERIOD	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$137,940	$423,352
Taxes paid	$-	$-
Issuance of company stock for accrued liabilities	$416,375	$-

The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

			------ Preferred Stock ------		Additional
	Common Stock		Preferred		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

DECEMBER 31, 2007	50,136,668	$50,137		$-	$5,065,343	$(5,119,656)	$(4,176)

Reverse stock split 1:20	(47,629,631)	(47,630)		-	47,630	-	-

Common stock issued for services @ $.50	12,746,444	12,746		-	6,360,476	-	6,373,222

Recapitalization as per Stock Purchase Agreement	20,704,427	20,704		-	(20,704)	-	-

Shares returned by former Chairman and cancelled	(800,000)	(800)		-	800	-	-

Miscellaneous Issuance	185	-			191	-	191

Value of beneficial conversion feature of convertible note					388,250	-	388,250

Net loss						(7,870,565)	(7,870,565)

DECEMBER 31, 2008	35,158,093	$35,157	-	$-	$11,841,986	$(12,990,221)	$(1,113,078)

Reverse stock split 1:50	(54,960,124)	(54,960)			54,960		-

Common stock issued for services	35,054,238	35,054		-	3,869,444	-	3,904,498

Common stock issued for the conversion of debt	1,665,500	1,666	-	-	414,709	-	416,375

Net loss						(4,948,484)	(4,948,484)

DECEMBER 31, 2009	16,917,707	$16,917	-	$-	$16,181,099	$(17,938,705)	$(1,740,689)

The accompanying notes are an integral part of these consolidated financial statements

FREEDOM ENVIRONMENTAL SERVICES, INC.  AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 – BACKGROUND

Freedom Environmental Services, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on October 6, 1978 as United States Aircraft Corp and has undergone numerous name changes, the most recent being on June 11, 2008 when the Company amended its certificate of incorporation in order that it may change its name from BMXP Holdings, Inc. to Freedom Environmental Services, Inc.

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

NOTE 2 - GOING CONCERN ISSUES

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has period end losses from operations in December 31, 2009.  The Company has net losses for the years ended December 31, 2009 and 2008 respectively of $4,948,484 and $7,870,565, respectively and accumulated net loss of $17,938,705.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Principle of Consolidation

The consolidated financial statements include the accounts of Freedom Environmental Services, Inc. and Freedom Environmental, LLC.  Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Advertising Expense

The Company follows the provisions of ASC Topic 408, “Reporting on Advertising Costs,” in accounting for advertising costs.  Advertising costs are charged to expense as incurred and are included in sales and marketing expenses in the accompanying financial statements.  The Company recognized advertising expenses of $50,114 and $24,136 for the year ended December 31, 2009 and 2008, respectively.

Accounts Receivable

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company reserved off $25,693 in bad debt for the year ended December 31, 2009.

Allowance for Doubtful Accounts

The determination of collectibility of the Company’s accounts receivable requires management to make frequent judgments and estimates in order to determine the appropriate amount of allowance needed for doubtful accounts. The Company’s allowance for doubtful accounts is estimated to cover the risk of loss related to accounts receivable. This allowance is maintained at a level we consider appropriate based on historical and other factors that affect collectibility. These factors include historical trends of write-offs, recoveries and credit losses, the careful monitoring of customer credit quality, and projected economic and market conditions. Different assumptions or changes in economic circumstances could result in changes to the allowance. The Company reserved off $25,693 in bad debt for the year ended December 31, 2009.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2009, cash and cash equivalents include cash on hand and cash in the bank. The Company did not have a balance in their bank accounts as of December 31, 2009.

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

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follows:

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 3605, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated an impairment of long lived assets.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2009, the Company did not record any liabilities for uncertain tax positions.

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

Subsequent Events
In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events) is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was April 23, 2010.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 4 – ACCOUNTS RECIEVABLES

The Company has Accounts Receivables as of December 31, 2009 and 2008 as follows:

	December 31,
	2009	2008

Accounts receivables	$36,645	$3,435
Allowance for doubtful accounts	(25,693)	(760)
Total	$10,952	$2,675

NOTE 5 - PROPERTY AND EQUIPMENT

Major classes of property and equipment at December 31, 2009 and 2008, respectively consist of the following:

	December 31, 2009	December 31, 2008
Furniture and equipment	$16,241	$16,241
Leasehold improvements	890	890

Total Notes Payable	$17,131	$17,131
Less: accumulated depreciation	(14,777)	(6,066)

Net property and equipment	$2,354	$11,065

Depreciation expense totaled $8,712 and $6,067 for the years ended December 31, 2009 and 2008, respectively.

NOTE 6 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted losses per share for the years ended December 31, 2009 and 2008, respectively

	2009	2008

Losses available for common shareholders	4,948,484	7,870,565

Weighted average common shares outstanding	22,407,365	42,647,381
Basic and diluted loss per share	.22	.18
Net loss per share is based upon the weighted average shares of common stock outstanding

NOTE 7 – NOTE PAYABLE

The company had the following notes payable outstanding for the years ended December 31, 2009 and 2008, respectively:
	2009	2008
The Company entered into a convertible promissory note with a shareholder of the Company and a related party on December 11, 2008 in the amount of $600,000. The promissory note had convertible beneficial feature which allowed the holder on the inception of the convertible promissory note into the company’s common stock equal to 50% of the market price of the corporation’s common stock on the date of conversion. The notes have an annual interest rate of 15%.	$271,875	$299,658

The Company entered into a convertible promissory note with a related party company (Resort Marketing) owned by the Company’s chief executive officer on December 22 2008 in the amount of $95,000. The promissory note had convertible beneficial feature which allowed the holder on the inception of the convertible promissory note into the company’s common stock equal to 50% of the market price of the corporation’s common stock on the date of conversion. The notes have an annual interest rate of 15%. As of	95,000	95,000

The Company receives advances from its officers and related parties during the regular course of business. The advances from its officers have an annual rate of 15%.	395,911	243,579

The Company has a line of credit with Royal Bank of Canada. The line is for one year and carries an interest rate of LIBOR +3%.	13,177	14,995
The Company has advances from prior officers of the Company. The advance are due upon demand	5,075	-
The Company entered into a notes payable with US Bancorp Manifest Funding Services for the capital lease of equipment. As of December 31, 2008 the Company has a notes payable in the amount of $9,994 of which $4,997 is due by December 31, 2009.	-	9,994
Total Notes Payable	$781,038	$663,226
less: Current Portion	(781,038)	(658,229)

Long Term Portion	$-	$4,997

NOTE 8 - EQUITY

As of December 31, 2009 the Company authorized 100,000,000 shares of common stock, at $.001 par value and 16,917,707 are issued and outstanding.  The authorized 75,000,000 shares of preferred stock, at $.001 par value and none are issued and outstanding as of December 31, 2009.

REVERSE SPLIT

On September 23, 2009, the Company entered into a 1:50 reverse stock split. As of September 23, 2009 the Company had 1,121,969 common shared issued and outstanding after the completion of the reverse stock split.

COMMON SHARES

2009

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

On September 24, 2009 the Company issued 400,000 post-split shares of common stock to consultants for services rendered.  The Company shares were issued at $.25 which was the trading value of the stock at the date of issuance.  The Company expensed $100,000.

On September 29, 2009 the Company issued 325,000 post-split shares of common stock to consultants for services rendered.  The Company shares were issued at $.25 which was the trading value of the stock at the date of issuance.  The Company expensed $81,250.

On October 29, 2009 the Company issued 600,383 post-split shares of common stock to consultants for services rendered.  The Company shares were issued at $.50 which was the trading value of the stock at the date of issuance.  The Company expensed $300,383.

On November 4, 2009 the Company issued 25,000 post-split shares of common stock to consultants for services rendered.  The Company shares were issued at $.11 which was the trading value of the stock at the date of issuance.  The Company expensed $2,750.

On November 17, 2009 the Company issued 320,000 post-split shares of common stock to consultants for services rendered.  The Company shares were issued at $.30 which was the trading value of the stock at the date of issuance.  The Company expensed $96,000.

2008

On June 11, 2008 we issued 12,746,444 of our common shares (“Shares”) to creditors as consideration for settlement of indebtedness of $287,066.

On June 24, 2008 we issued 20,704,427 of our common shares (“Shares”) to the members of FELC as consideration the acquisition of FELC.

Preferred Stock

As of December 31, 2009 the company had 75,000,000 shares of preferred stock authorized with a par value of $.001. As of December 31, 2009 no shares were issued and outstanding.

Warrants and Options

There were no warrants or options issued and outstanding as of December 31, 2009.

NOTE 9 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2009 and 2008 consist of the following:

	December 31,
	2009	2008
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$1,591,630	$2,676,000
State	267,218	433,000
	1,858,848	3,109,000
Valuation allowance	(1,858,848)	(3,109,000)
Provision benefit for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2009	2008

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	5.5%	5.5%
Valuation allowance	(39.5%	(39.5%
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,
	2009	2008

Net operating loss carryforward	1,858,848	3,109,000
Valuation allowance	(1,858,848)	(3,109,000)

Deferred income tax asset	$-	$-

The Company has a net operating loss carryforward of approximately $17,938,705 available to offset future taxable income through 2030.

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

The Company recognized an income tax provision of $1,858,848 and $3,109,000 for the years ended December 31, 2009 and 2008, respectively, despite losses before taxes. The year-to-date provision is primarily due to the recording of a valuation allowance on the Company’s U.S. deferred tax assets as of December 31, 2009. The valuation allowance was recorded as of December 31, 2009 to reduce certain U.S. federal and state net deferred tax assets to their anticipated realizable value.

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $17,938,705 which expire in various years through 2030, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence, giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. At that time the Company continued to have sufficient positive evidence, including recent cumulative profits, a reduction in operating expenses, the ability to carry-back losses against prior taxable income and an expectation of improving operating results, showing a valuation allowance was not required. At the end of the year ended December 31, 2009, changes in previously anticipated expectations and continued operating losses necessitated a valuation allowance against the tax benefits recognized in this quarter and prior quarters since they are no longer “more-likely-than-not” realizable. Under current tax laws, this valuation allowance will not limit the Company’s ability to utilize U.S. federal and state deferred tax assets provided it can generate sufficient future taxable income in the U.S.

The Company anticipates it will continue to record a valuation allowance against the losses of certain jurisdictions, primarily federal and state, until such time as we are able to determine it is “more-likely-than-not” the deferred tax asset will be realized. Such position is dependent on whether there will be sufficient future taxable income to realize such deferred tax assets The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction.

NOTE 10- COMMITMENTS AND CONTINGENCIES

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

NOTE 11 - RELATED PARTY TRANSACTIONS

On December 15, 2008 the Company entered into an employment agreements with the Company’s officer for the annual amount of $185,000. The employment agreements under the reference “Term” specifically set forth that the agreements were to be retroactive to January 1, 2008 “this agreement will be retroactive to January 1, 2008.”  As of December 31, 2008 the Company has an accrued compensation liability of $515,000 and related payroll tax accrual in the amount of $99,716.
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

NOTE 12 - SUBSEQUENT EVENTS

On January 15, 2010 the Company issued 3,083,333 common stock for the conversion of $185,000 in accrued compensation for our CEO.  The Company reduced accrued compensation by $185,000 and recorded additional expense of $431,666 as the stock was trading at $.20 at the date of issuance.

On January 25, 2010 the Company issued 561,000 common stock to consultants for services rendered.  The Company shares were issued at $.20 which was the trading value of the stock at the date of issuance.  The Company expensed $112,200.

On January 27, 2010 the Company issued 1,490,000 common stock to consultants for services rendered.  The Company shares were issued at $.20 which was the trading value of the stock at the date of issuance.  The Company expensed $298,000.

On February 1, 2010 the Company issued 355,000 common stock for the conversion of $28,500 in accrued compensation.  The Company reduced the liability by $28,500 and recorded additional expense of $68,912 as the stock was trading at $.2744 at the date of issuance.

On February 2, 2010 the Company issued 275,000 common stock to consultants for services rendered.  The Company shares were issued at $.2744 which was the trading value of the stock at the date of issuance.  The Company expensed $75,460.

On March 2, 2010 the Company issued 2,075,000 common stock to consultants for services rendered.  The Company shares were issued at $.23 which was the trading value of the stock at the date of issuance.  The Company expensed $477,250.

On Marc 12, 2010 the Company issued 325,000 common stock for the conversion of $22,750 in accrued compensation.  The Company reduced the liability by $28,500 and recorded additional expense of $22,750 as the stock was trading at $.14 at the date of issuance.

On March 15, 2010 the Company issued 60,000 common stock to consultants for services rendered.  The Company shares were issued at $.135 which was the trading value of the stock at the date of issuance.  The Company expensed $8,100.

On March 18, 2010 the Company issued 300,000 common stock to consultants for services rendered.  The Company shares were issued at $.15 which was the trading value of the stock at the date of issuance.  The Company expensed $45,000.

On March 30, 2010 the Company issued 1,080,000 common stock to consultants for services rendered.  The Company shares were issued at $.27 which was the trading value of the stock at the date of issuance.  The Company expensed $291,600.

*  *  *  *  *  *
ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer, who also serves as our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer has concluded that our disclosure controls and procedures were not effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  The Company is in the process of evaluating our disclosure controls and procedures in an effort to develop remedial measures to correct the deficiencies.

Management’s Report on Internal Control over Financial Reporting

Our principal executive officer, who also serves as our principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Our principal executive officer conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework.  Based on this assessment, our principal executive officer has concluded and concluded that our internal control over financial reporting as of December 31, 2009 was not effective at the reasonable assurance level due to the possible material weakness described below, and other factors related to the Company’s financial reporting processes.

The Company and its independent registered public accounting firm identified certain significant internal control deficiencies that we considered to be, in the aggregate, a material weakness.  The primary concern was the company staff made numerous errors in entering data into its accounting system.  Due to the size of our Company the costs associated to remediate these issues, we still consider these concerns to be relevant.

The Company is in the process of evaluating its internal control over financial reporting in an effort to develop remedial measures to correct the deficiencies.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended December 31, 2009. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Form 10-K as of December 31, 2009

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Director and Executive Officer

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Title

Michael S. Borish	46	Chairman, CEO, CFO, Sole Director

The chief executive officer and sole director and officer of the Company will hold office until additional members or officers are duly elected and qualified.  The background and principal occupations of the sole officer and director of the Company is as follows:

Michael S. Borish

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

Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to ours.  Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities.  Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise.

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

Compliance with Section 16(A) Of The Exchange Act 9.A. Directors And Executive Officers, Promoters, And Control Persons:

As of December 31, 2009, the Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have not been timely,

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company. A form of the code of conduct and ethics was filed as Exhibit 14.1 to the Annual Report on Form 10-K for December 31, 2008.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the year ended December 31, 2009 and 2008 compensation awarded to, paid to, or earned by our other most highly compensated executive officers whose total compensation during each fiscal year exceeded $100,000, if any.

2009 and 2008 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Warrants Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael S. Borish	2009 2008	185,000 185,000		11,820,000 -	- -	- -	- -		12,005,000 185,000

2009 and 2008 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael Borish	- -	- -	- -	- -	- -	- -	- -	- -	- -

2009 and 2008 OPTION EXERCISES AND STOCK VESTED TABLE

		Option Awards		Stock Awards
Name	Year	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Voting (#)	Value Realized on Vesting ($)
Michael Borish	- -	- -	- -	- -	- -

2009 and 2008 PENSION BENEFITS TABLE

Name	Year	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Michael Borish	- -	- -	- -	- -	- -

2009 and 2008 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Year	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions	Aggregate Balance at Last Fiscal Year-End ($)
Michael Borish	- -	- -	- -	- -	- -	- -

2009 and 2008 DIRECTOR COMPENSATION TABLE

Name	Year	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Borish ,	2009 2008	- -	- -	- -	- -	- -	- -	- -

2009 and 2008 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimburse-mints ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals	Total ($)
Michael Borish	2009 2008	- -	- -	- -	- -	- -	- -	- -

2009 and 2008 PERQUISITES TABLE

Name	Year	Personal Use of Company Car / Parking ($)	Financial Planning / Legal Fees ($)	Club Dues ($)	Executive Relocation ($)	Total Perquisites and Other Personal Benefits ($)
Michael Borish	2009 2008	- -	- -	- -	- -	- -

2009 and 2008 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Year	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
Michael Borish	2009 2008	- -	- -	- -	- -	- -	- -	- -

Compensation of Directors

We currently have one director. We do not currently provide our directors with cash compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
The following table lists stock ownership of our Common Stock as of April 15, 2010, based on 26,522,040 shares of common stock issued and outstanding on a fully diluted basis.  The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class

Michael Borish(1) c/o Freedom 7380 W Sand Lake #543 Orlando, FL 32819	Common Stock	13,828,686	82%
All Officers and Directors As a Group	Common Stock	0	0%

(1)Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

The Company is authorized to issue 100,000,000 shares of common stock, $0.001 par value, of which 16,917,707 common shares were issued and outstanding as of December 31, 2009.

Common Stock

The shares of our common stock presently outstanding, and any shares of our common stock issuable upon exercise of warrants outstanding will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

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

Preferred Stock

As of December 31, 2008 the company had 75,000,000 shares of preferred stock authorized with a par value of $.001. As of December 31, 2009 no shares were issued and outstanding.

Options and Warrants:

As of December 31, 2009 there were no options or warrants to acquire shares of the Company’s common stock outstanding as of December 31, 2009.

Convertible Securities

At December 31, 2009, the Company converted all convertible notes to common stock.

Amendment of our Bylaws

Our bylaws may be adopted, amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be adopted, amended or repealed by our board of directors.

Transfer Agent

On August 31, 2006, the Company engaged Colonial Transfer Agent to serve in the capacity of transfer agent. Their mailing address and telephone number Colonial Stock Transfer, 66 Exchange Place, Salt Lake City, UT 84111 - Phone is (801) 355-5740.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On December 15, 2008 the Company entered into an employment agreements with the Company’s officer for the annual amount of $185,000. The employment agreements under the reference “Term” specifically set forth that the agreements were to be retroactive to January 1, 2008 “this agreement will be retroactive to January 1, 2008.”  As of December 31, 2008 the Company has an accrued compensation liability of $515,000 and related payroll tax accrual in the amount of $99,716.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  The aggregate fees billed by Tarvaran , Askelson & Company for professional services rendered fro the audit of the Company’s annual Financial statements for fiscal years ended December, 31, 2009, 2008 approximated $8,700 and $15,292 respectively.  The aggregate fees billed by Tarvaran , Askelson & Company for the review of the financial statements included in the Company’s Forms 10-Q for fiscal year 2008 and 2009 approximated $15,850 and $0 per year.

Audit-Related Fees.  The aggregate fees billed by Tarvaran, Askelson & Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2009, and 2008, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $4,552, and $0, respectively.

Tax Fees.  The aggregate fees billed by Tarvarn, Askelson & Company for professional services rendered for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2009, and 2008 were $0, and $0.

All Other Fees.  The aggregate fees billed by Tarvaran, Askelson & Company for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended December 31, 2009, and 2008 approximated $0 and $0 respectively.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for its 2009 fiscal year for filing with the SEC.

The Board pre-approved all fees described above.

PART IV

ITEM 15.  EXHIBITS AND REPORTS.

Exhibits

3.1	Articles of Incorporation (1)
3.2	Amendments to Articles of Incorporation (1)
3.1	Bylaws of the Corporation (1)
10.1	Employment Agreement Michael Borish (1)
21 31.1	Subsidiaries (3) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (3)
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (3)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (3)
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (3)
__________________________________________________

(1). Incorporated by reference to the same exhibit filed with Amendment No. 3 to the Company’s Registration Statement on Form SB2 (Commission File No. 333-137170).
(2)  Incorporated by reference to the same exhibit filed with the December 31, 2008 10-K/A
(3)  Filed herein.

ITEM 15: SIGNATURES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: May 7, 2010	Freedom Environmental Services, Inc. By: /s/ Michael Borish
Michael Borish
Chief Executive Officer (Principal Executive Officer), President, Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: May 7, 2010	By: /s/ Michael Borish
Michael Borish
Chairman