Form 10-Q
period 2010-03-31
Freedom Environmental Services, Inc.
filed 2010-05-20
CIK 1443818

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

(Mark One)
  Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes    ☒ No
Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒     No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer large accelerated filer” and “Smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non–Accelerated filer  ☐     Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 19, 2010
Common stock, $0.001 par value	26,988,706

FREEDOM ENVIRONMENTAL SERVICES, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

PART I
FINANCIAL INFORMATION

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements and Notes to Interim Consolidated Financial Statements

General

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

FREEDOM ENVIRONMENTAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS:
	March 31, 2010	December 31, 2009
	(unaudited)
CURRENT ASSETS
Cash	$10,773	$-
Accounts receivables	11,647	10,952
Total current assets	22,420	10,952

PROPERTY AND EQUIPMENT, net	176	2,354

TOTAL ASSETS	$22,596	$13,306

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Bank overdraft	$-	$5,037
Accounts payable	187,072	160,831
Accrued liabilities	703,437	807,090
Line of credit	13,177	13,177
Notes payable shareholder	500,819	95,000
Notes payable from affiliate	225,700	672,861
Total current liabilities	1,630,205	1,753,996

Note payable	-	-
TOTAL LIABILITIES	1,630,205	1,753,996

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 75,000,000 shares
authorized; none issued and outstanding
as of March 31, 2010 and December 31, 2009	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized;
26,522,040 and 16,917,707 issued and outstanding
as of March 31, 2010 and December 31, 2009	26,522	16,917
Additional paid-in capital	18,351,183	16,181,099
Accumulated deficit	(19,985,312)	(17,938,705)
Total stockholders' deficit	(1,607,608)	(1,740,689)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$22,596	$13,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM ENVIRONMENTAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenue	$102,591	$29,662
Total	102,591	29,662

COST OF SALES	43,234	8,498

GROSS PROFITS	59,357	21,164

OPERATING EXPENSES:
General and administrative	770,147	188,399
Selling and marketing	662,529	10,125
Depreciation expense	2,178	2,178
Total operating expenses	1,434,854	200,702
OPERATING LOSS	(1,375,497)	(179,539)

OTHER (INCOME) AND EXPENSES:
Interest expense	671,111	19,656
Total other expense	671,111	19,656

NET LOSS	$(2,046,607)	$(199,195)

Weighted average shares outstanding - basic and diluted
basic and diluted	23,977,596	35,158,093

basic and diluted	$(0.09)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements

FREEDOM ENVIRONMENTAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASHFLOWS
(Unaudited)

	Three Months
	March 31
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(2,046,607)	$(199,195)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	2,178	2,178
Common stock issued for compensation	1,307,610	-
Common stock issued for interest expense	523,329	-
Common stock issued for conversion of debt	236,250	-
Beneficial conversion feature	112,500
Changes in assets and liabilities:
Accounts receivables	(696)	(8,006)
Accounts payable	26,240	15,755
Accrued expenses	(103,652)	131,077
Net cash provided by (used) in operating activities	57,152	(58,191)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(5,037)	-
Repayment of notes payable	(51,250)	(9,995)
Advances from affiliate	9,908	68,186
Net cash (used in) provided by financing activities	(46,379)	58,191

INCREASE IN CASH	10,773	-
CASH, BEGINNING OF YEAR	-	-
CASH, END OF YEAR	$10,773	$-

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$671,111	$19,656
Taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

FREEDOM ENVIRONMENTAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

NOTE 2 - GOING CONCERN ISSUES

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has period end losses from operations in March 31, 2010.  The Company has net losses for the three months ended March 31, 2010 and 2009 of $2,046,6071 and $199,195 respectively and accumulated net loss of $19,985,312.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE 3 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2010 and 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission as an exhibit to our Form 10-K.

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

Accounts Receivable

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company reserved $9,693 and $25,693 related to bad debt and doubtful accounts, respectively, during the quarter ended March 31, 2010 and year ended December 31, 2009.

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

Advertising Expense

The Company follows the provisions of ASC Topic 408, “Reporting on Advertising Costs,” in accounting for advertising costs.  Advertising costs are charged to expense as incurred and are included in sales and marketing expenses in the accompanying financial statements.  The Company recognized advertising expenses of $189 and $6,574 for the three months ended March 31, 2010 and 2009, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2010, cash and cash equivalents include cash on hand and cash in the bank.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2010, the Company did not record any liabilities for uncertain tax positions.

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

On February 24, 2010, the FASB issued guidance in the “Subsequent Events” topic of the FASC to provide updates including: (1) requiring the company to evaluate subsequent events through the date in which the financial statements are issued; (2) amending the glossary of the “Subsequent Events” topic to include the definition of “SEC filer” and exclude the definition of “Public entity”; and (3) eliminating the requirement to disclose the date through which subsequent events have been evaluated. This guidance was prospectively effective upon issuance. The adoption of this guidance did not impact the Company’s results of operations of financial condition.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements. See Note 6 – Fair Value Measurements.

On July 1, 2009, we adopted guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We have applied this guidance to business combinations completed since July 1, 2009.

On July 1, 2009, we adopted guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2009, we adopted guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

Recent Accounting Guidance Not Yet Adopted

In October 2009, the FASB issued guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

In June 2009, the FASB issued guidance on the consolidation of variable interest entities, which is effective for us beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 5 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted losses per share for the three months ended March 31, 2010 and 2009

	2010	2009

Losses available for common shareholders	(2,046,607)	(199,195)

Weighted average common shares outstanding	23,977,596	35,158,093
Basic and diluted loss per share	(.09)	(.01)
Net loss per share is based upon the weighted average shares of common stock outstanding

NOTE 6 – PROPERTY AND EQUIPMENT

Major classes of property and equipment at March 31, 2010 and December 31, 2009 consist of the following:
	March 31, 2010	December 31, 2009
Furniture and equipment	$16,241	$16,241
Leasehold improvements	890	890

Total Notes Payable	$17,131	$17,131
Less: accumulated depreciation	(16,955)	(14,777)

Net property and equipment	$176	$2,354

Depreciation expense totaled $2,178 and $6,534 for the periods ended March 31, 2010 and December 31, 2009, respectively.

NOTE 7 - EQUITY

As of March 31, 2010 the Company authorized 100,000,000 shares of common stock, at $.001 par value and 26,522,040 are issued and outstanding.  The authorized 75,000,000 shares of preferred stock, at $.001 par value and none are issued and outstanding as of March 31, 2010.

REVERSE SPLIT

On September 23, 2009, the Company entered into a 1:50 reverse stock split. As of September 23, 2009 the Company had 1,121,969 common shared issued and outstanding after the completion of the reverse stock split.

COMMON SHARES

On January 15, 2010, Company issued 3,083,333 shares of common stock to its sole officer.  The common shares were issued and accepted by the Company’s officers at the closing trading price of $.2 and the Company recorded $185,000 reduced accrued liabilities and the remaining amount of $431,666 was interest expense.

On January 25, 2010, the Company issued 550,000 shares of common stock to a consultant.  The common shares were issued and accepted by the consultant at the closing trading price of $.2 and recorded $110,000 as consulting expense.

On January 25, 2010, the Company issued 11,000 shares of common stock to a consultant.  The common shares were issued and accepted by the landlord at the closing trading price of $.2 and the Company recorded $2,200 as rent expense.

On January 27, 2010, the Company issued 1,490,000 shares of common stock to a consultant.  The common shares were issued and accepted by the consultant at the closing trading price of $.2 and the Company recorded $298,000 as a consulting expense.

On February 2, 2010, Company issued 355,000 shares of common stock to a debt holder.  The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.2744 and the Company recorded $28,500 reduced shareholder notes payable of the Company and the remaining amount of $68,912 was interest expense.

On February 2, 2010, the Company issued 275,000 shares of common stock to a consultant.  The common shares were issued and accepted by the consultant at the closing trading price of $.27 and the Company recorded $75,460 as a consulting expense.

On March 2, 2010, the Company issued 2,075,000 shares of common stock to a consultant.  The common shares were issued and accepted by the consultant at the closing trading price of $.23 and the Company recorded $477,250 as a consulting expense.

On March 12, 2010, Company issued 325,000 shares of common stock to a debt holder.  The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.135 and the Company recorded $22,750 reduced shareholder notes payable of the Company and the remaining amount of $22,750 was interest expense.

On March 15, 2010, the Company issued 60,000 shares of common stock to a consultant.  The common shares were issued and accepted by the consultant at the closing trading price of $.135 and the Company recorded $8,100 as a consulting expense.

On March 18, 2010, the Company issued 300,000 shares of common stock to a consultant.  The common shares were issued and accepted by the consultant at the closing trading price of $.15 and the Company recorded $45,000 as a consulting expense.

On March 30, 2010, the Company issued 1,080,000 shares of common stock to a consultant.  The common shares were issued and accepted by the consultant at the closing trading price of $.27 and the Company recorded $291,600 as a consulting expense.

The Company has no warrants or options outstanding as of March 31, 2010.

NOTE 8 – NOTE PAYABLE

The Company had the following notes payable outstanding as of March 31, 2010 and December 31, 2009:
	2010	2009
The Company entered into a convertible promissory note with a shareholder of the Company and a related party on December 11, 2008 in the amount of $600,000. The promissory note had convertible beneficial feature which allowed the holder on the inception of the convertible promissory note into the company’s common stock equal to 50% of the market price of the corporation’s common stock on the date of conversion. The notes had an annual interest rate of 15% and are delinquent which now has an annual interest rate of 25%.	$220,625	$271,875

The Company entered into a convertible promissory note with a related party company (Resort Marketing) owned by the Company’s chief executive officer on December 22 2008 in the amount of $95,000. The promissory note had convertible beneficial feature which allowed the holder on the inception of the convertible promissory note into the company’s common stock equal to 50% of the market price of the corporation’s common stock on the date of conversion. The notes have an annual interest rate of 15%. As of	95,000	95,000

The Company receives advances from its officers and related parties during the regular course of business. The advances from its officers have an annual rate of 15%.	405,818	395,911

The Company has a line of credit with Royal Bank of Canada. The line is for one year and carries an interest rate of LIBOR +3%.	13,177	13,177

The Company received advances from prior management and there is note written note or agreement	5,076	5,076
Total Notes Payable	$739,071	$781,038
less: Current Portion	(739,071)	(781,038)

Long Term Portion	$-	$-

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $19,985,312 which expire in various years through 2028, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

The provision (benefit) for income taxes from continued operations for the three months ended March 31, 2010 and 2009 consist of the following:

		March 31, 2010	March 31, 2009
Current:
Federal	$
State

Deferred:
Federal		$658,271	64,069
State		110,517	10,757
		768,788	74,826
Benefit from the operating loss carryforward		(768,788)	(74,826)
(Benefit) provision for income taxes, net		$-	-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	March 31, 2010	March 31, 2009

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	5.4%	5.4%
Valuation allowance	(39.40%)	(39.40%)
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	March 31, 2010	March 31, 2009

Net operating loss carryforward	768,788	74,826
Valuation allowance	(768,788)	(74,826)

Deferred income tax asset	$-	-

NOTE 10 – RELATED PARTY TRANSACTIONS

On December 15, 2008 the Company entered into an employment agreement with the Company’s is CEO for the annual amount of $185,000. The employment agreements under the reference “Term” specifically set forth that the agreements were to be retroactive to January 1, 2008 “this agreement will be retroactive to January 1, 2008.”

On January 15, 2010, Company issued 3,083,333 shares of common stock to its sole officer.  The common shares were issued and accepted by the Company’s officers at the closing trading price of $.2 and the Company recorded $185,000 reduced accrued liabilities and the remaining amount of $431,666 was interest expense.

On February 2, 2010, Company issued 355,000 shares of common stock to a debt holder.  The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.2744 and the Company recorded $28,500 reduced shareholder notes payable of the Company and the remaining amount of $68,912 was interest expense.

On March 12, 2010, Company issued 325,000 shares of common stock to a debt holder.  The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.135 and the Company recorded $22,750 reduced shareholder notes payable of the Company and the remaining amount of $22,750 was interest expense.

On January 1, 2010 the Company agreed to a penalty clause to accelerate the interest rate to a debt holder form 15% to 25%.  Further the Company is willing to have the debt holder excersise and additional 750,000 shares of thte company’s common stock effective January 1, 2010.  The strike price of that stock has been calculated at zero and the company had a beneficial conversion feature of $112,500 and this was expensed to interest expense.

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

NOTE 12 – SUBEQUENT EVENTS

On April 12, 2010, Company issued 466,666 shares of common stock to a debt holder.  The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.29 and the Company recorded $70,000 reduced shareholder notes payable of the Company and the remaining amount of $65,333 was interest expense.

* * * * * * * * * * *

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to Freedom Environmental Services, Inc. and its subsidiaries, unless the context requires otherwise.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

Competitive business conditions, the issuer’s competitive position in the industry, and methods of competition:

FELC, our operating subsidiary, is recently formed and has yet to achieve substantial revenues or profits (revenues from inception to March 31, 2010 equal approximately $688,997). The industries in which we compete and intend to compete are highly competitive and, especially in the area of biofuel production, characterized by rapid technological advancement. Many of our competitors have greater resources than we do.

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

Loans from Senior Officers during the Interim Period consisted of the following:

Between January 1, 2008 and January 16, 2008 Edmund F. Curtis, a prior Director of the Company and President and Chief Operating Officer of the Company, has loaned FELC the amount of $ 1,893

Between January 2, 2008 and March 3, 2008 John Holwell, a prior Director of the Company and Vice President of the Company, has loaned FELC the amount of $ 3,182

During the Interim Period a company controlled by Michael S. Borish, our Chairman of the Board and Chief Executive Officer, and Michael S. Borish have loaned FELC the amount of $ $405,818 and accrued interest of  $102,752 with a total amount owing of $508,570.

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

Results of Operations

Revenues for the three months ended March 31, 2010 and 2009 increased to $102,591 from $29,662 respectively.  This increase was primarily attributable to the increase in our selling techniques and sound focus on the success of the operations.

Cost of goods sold for the three months ended March 31, 2010 and 2009 increased to $43,234 from $8,498 respectively.  Our cost of goods sold is directly related to the increase in our sales.

General and administrative expense for the three months ended March 31, 2010 and 2009 increased to $770,147 from $188,399, respectively.  General and administrative expense for the three months ended March 31, 2010, included non-cash, non-recurring expenses related to the issuance of common stock.

Selling and marketing expense for the three months ended March 31, 2010 and 2009 increased to $662,529 from $10,125 respectively.   Selling and marketing expense for the three months ended March 31, 2010, included non-cash, non-recurring expenses related to the issuance of common stock.

Depreciation and amortization for the three months ended March 31, 2010 and 2009 increased to $2,178 from $2,178, respectively.

Net loss for the three months ended March 31, 2010 and 2009  increased to $2,046,596 from $199,195 for the respectively.  A substantial portion of the net loss for the three months ended March 31, 2010 were non-cash, and believed by management to be non-recurring. Non-cash, non-recurring expenses related to the issuance of common stock was $1,420,110 for the three months ended March 31, 2010.

Liquidity and Capital Resources

We have maintained a minimum of three months of working capital.  This reserve was intended to allow for an adequate amount of time to secure additional funds from investors as needed.  To date, management has succeeded in securing capital as needed.

Our cash provided by (used) in operating activities is $57,152 and ($58,191) for the three months ended March 31, 2010 and 2009, respectively.  The decrease is mainly attributable to the decrease in operating expenses.

Cash (used in) provided by financing activities was ($46,379) and $58,191 for the three months ended March 31, 2010 and 2009, respectively. We repaid an affiliate of $51,250 and received proceeds from and affiliate of 9,908.  We further repaid the bank overdraft of $5,037 during three months ended March 31, 2010.  We repaid an affiliate of $9,908 and received advances from affiliates of $68,186 during the three months ended March 31, 2009.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not hold any derivative instruments and do not engage in any hedging activities. Most of our activity is the development bioenergy products.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2010. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended March 31, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2010, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2010, furnish a report by our management on our internal control over financial reporting. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

Note 2 of Our Unaudited Financial Statements for the quarter Ended March 31, 2010 Contains Explanatory Language That Substantial Doubt Exists About Our Ability To Continue As A Going Concern

Note 2 of Our Unaudited Financial Statements for the quarter Ended March 31, 2010 contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Special Note Regarding Forward-Looking Statements

This filing contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and good faith beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our proposed services and the products we expect to market, our ability to establish a customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this filing, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

On January 15, 2010, Company issued 3,083,333 shares of common stock to its sole officer.  The common shares were issued and accepted by the Company’s officers at the closing trading price of $.2 and the Company recorded $185,000 reduced accrued liabilities and the remaining amount of $431,666 was interest expense.

On January 25, 2010, the Company issued 550,000 shares of common stock to a consultant.  The common shares were issued and accepted by the consultant at the closing trading price of $.2 and recorded $110,000 as consulting expense.

On January 25, 2010, the Company issued 11,000 shares of common stock to a consultant.  The common shares were issued and accepted by the landlord at the closing trading price of $.2 and the Company recorded $2,200 as rent expense.

On January 27, 2010, the Company issued 1,490,000 shares of common stock to a consultant.  The common shares were issued and accepted by the consultant at the closing trading price of $.2 and the Company recorded $298,000 as a consulting expense.

On February 2, 2010, Company issued 355,000 shares of common stock to a debt holder.  The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.2744 and the Company recorded $28,500 reduced shareholder notes payable of the Company and the remaining amount of $68,912 was interest expense.

On February 2, 2010, the Company issued 275,000 shares of common stock to a consultant.  The common shares were issued and accepted by the consultant at the closing trading price of $.27 and the Company recorded $75,460 as a consulting expense.

On March 2, 2010, the Company issued 2,075,000 shares of common stock to a consultant.  The common shares were issued and accepted by the consultant at the closing trading price of $.23 and the Company recorded $477,250 as a consulting expense.

On March 12, 2010, Company issued 325,000 shares of common stock to a debt holder.  The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.135 and the Company recorded $22,750 reduced shareholder notes payable of the Company and the remaining amount of $22,750 was interest expense.

On March 15, 2010, the Company issued 60,000 shares of common stock to a consultant.  The common shares were issued and accepted by the consultant at the closing trading price of $.135 and the Company recorded $8,100 as a consulting expense.

On March 18, 2010, the Company issued 300,000 shares of common stock to a consultant.  The common shares were issued and accepted by the consultant at the closing trading price of $.15 and the Company recorded $45,000 as a consulting expense.

On March 30, 2010, the Company issued 1,080,000 shares of common stock to a consultant.  The common shares were issued and accepted by the consultant at the closing trading price of $.27 and the Company recorded $291,600 as a consulting expense.

The Company has no warrants or options outstanding as of March 31, 2010.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2010.

ITEM 4.  REMOVED AND RESERVED

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

Registrant Date: May 20, 2010	Freedom Environmental Services, Inc. By: /s/ Michael Borish
Michael Borish
Chairman, Chief Executive Officer (Principle Executive Officer)

Registrant Date: May 20, 2010	Freedom Environmental Services, Inc. By: /s/ Michael Borish
Michael Borish
Principle Financial Officer