Form 10-Q
period 2010-06-30
Freedom Environmental Services, Inc.
filed 2010-08-20
CIK 1443818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 000-53388

FREEDOM ENVRIONMENTAL SERVICES, INC.
(Name of small business issuer as specified in its charter)

Delaware	27-3218629
( State or other jurisdiction of incorporation or organization)	( IRS Employer Identification No.)

7380 West Sand Lake Road, Suite 543, Orlando, FL  32819
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

Yes ☐     No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2010
Common stock, $0.001 par value	86,167,861

FREEDOM ENVIRONMENTAL SERVICES, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2010	2009

ASSETS:

CURRENT ASSETS
Cash	$65	$-
Accounts receivables, net	3,589	10,952
Total current assets	3,653	10,952

PROPERTY AND EQUIPMENT, net	-	2,354

TOTAL ASSETS	$3,653	$13,306

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Bank overdraft	$-	$5,037
Accounts payable	136,261	160,831
Disputed accounts payables	80,489	-
Accrued expenses and other liabilities	554,046	807,090
Line of credit	13,177	13,177
Note payable - shareholder	-	95,000
Note payable - current	55,076	672,860
Total current liabilities	839,050	1,753,995

TOTAL LIABILITIES	839,050	1,753,995

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock series A, $.001 par value, 75,000,000 shares authorized; none issued and outstanding
as of June 30, 2010 and December 31, 2009, respectively	-	-
Common stock, $.001 par value, 100,000,000 shares authorized;
34,601,164 and 16,917,707 issued and outstanding
as of June 30, 2010 and December 31, 2009, respectively	34,602	16,917
Additional paid-in capital	19,992,263	16,181,099
Accumulated deficit	(20,862,261)	(17,938,705)
Total stockholders' equity	(835,397)	$(1,740,689)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,653	$13,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months		Six Months
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$33,531	$66,450	$136,122	$96,112
Total	33,531	66,450	136,122	96,112

Cost of Goods Sold	10,456	14,371	53,690	22,870
Gross Profits	23,075	52,079	82,432	73,242

OPERATING EXPENSES:
General and administrative	327,583	274,847	1,101,344	466,798
Selling and marketing	1,421	1,090	660,335	7,663
Depreciation and amortization	176	2,178	2,354	4,356
Total operating expenses	329,180	278,115	1,764,033	478,817
OPERATING LOSS	(306,104)	(226,036)	(1,681,600)	(405,575)

OTHER (INCOME) AND EXPENSES
Interest expense	570,845	54,534	1,241,956	74,191
Total other (income) expense	570,845	54,534	1,241,956	74,191

NET LOSS	$(876,949)	$(280,570)	$(2,923,556)	$(479,766)

NET LOSS PER SHARE:
Basic and diluted:	$(0.03)	$(0.01)	$(0.11)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted:	30,937,026	35,158,093	27,512,448	35,158,093

The accompanying notes are an integral part of these condensed consolidated financial statements

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

Net loss	$(2,923,556)	$(479,766)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,354	4,356
Common stock issued for services	1,443,160	-
Common stock issued for interest expense	1,150,192
Common stock issued for the conversion of debt	401,612	-
Beneficial conversion feature	162,500	-
Changes in operating assets and liabilities:
Accounts receivables	7,366	(14,955)
Deposits	-	11,738
Accounts payables	55,919	43,027
Accrued liabilities	(344,445)	263,792
Advances to affiliate	-	(6,488)
Net cash used in operating activities	(44,898)	(178,296)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank overdraft	(5,037)	(20,471)
Proceeds affiliated note payable	50,000	-
Repayment from notes payables	-	(11,682)
Advances from note payable	-	219,110
Net cash provided by financing activities	44,963	186,957

INCREASE (DECREASE) IN CASH	65	8,661
CASH, BEGINNING OF PERIOD	-	-
CASH, END OF PERIOD	$65	$8,661

Supplemental disclosure operating activities

Interest expense	$1,241,956	$74,191
Taxes paid	$-	$-

Supplemental disclosure for non cash investing and financing activities

Common shares issued for cost of raising capital	$-	$17,430

The accompanying notes are an integral part of these condensed consolidated financial statements

FREEDOM ENVIRONMENTAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 1 - DESCRIPTION OF BUSINESS

Freedom Environmental Services, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on October 6, 1978 as United States Aircraft Corp and has undergone numerous name changes, the most recent being on June 11, 2008 when the Company amended its certificate of incorporation in order to change its name from BMXP Holdings, Inc. to Freedom Environmental Services, Inc.

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

NOTE 2 - GOING CONCERN ISSUES

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has period end losses from operations in June 30, 2010.  The Company has net losses for the six months ended June 30, 2010 and 2009 of $2,923,556 and $479,766 respectively and accumulated net loss of $20,862,261 and $17,938,705, respectively.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

While the Company is continuing to increase sales, other sources of funds will be necessary for the current year.  Management may attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company shareholders have continued to advance funds to the Company but there can be no assurance that future advances will be made available.

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

NOTE 3 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended June 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission as an exhibit to our Form 10-K.

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

Revenue Recognition

The Company recognizes revenue from service sales in accordance with Topic 605 “Revenue Recognition in Financial Statements” which is at the time customers are invoiced and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collection is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance of the service.

Accounts Receivable

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company reserved $2,392 and $25,693 related to bad debt and doubtful accounts, respectively, during the quarter ended June 30, 2010 and year ended December 31, 2009.

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

Advertising Expense

The Company follows the provisions of ASC Topic 408, “Reporting on Advertising Costs,” in accounting for advertising costs.  Advertising costs are charged to expense as incurred and are included in sales and marketing expenses in the accompanying financial statements.  The Company recognized advertising expenses of $189 and $7,662 for the six months ended June 30, 2010 and 2009, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2010, cash and cash equivalents include cash on hand and cash in the bank.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2010, the Company did not record any liabilities for uncertain tax positions.

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

The three-level hierarchy for fair value measurements is defined as follows:

	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable or the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value. measurement

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentations.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

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

On July 1, 2009, guidance issued by the FASB those changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

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

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of June 30, 2010 and December 31, 2009 are as follows:

	June 30,	December 31,
	2010	2009
Equipment	$17,131	$17,131
Accumulated depreciation	(17,131)	(14,777)
Total	$-	$2,354

Depreciation expense for the six months ended June 30, 2010 is $2,354 compared to $4,356 for June 30, 2009.

NOTE 6 – NOTE PAYABLE

The Company had the following notes payable outstanding as of June 30, 2010 and December 31, 2009:
	2010	2009
The Company entered into a convertible promissory note with a shareholder of the Company and a related party on December 11, 2008 in the amount of $600,000. The promissory note had convertible beneficial feature which allowed the holder on the inception of the convertible promissory note into the company’s common stock equal to 50% of the market price of the corporation’s common stock on the date of conversion. The notes had an annual interest rate of 15% and are delinquent which now has an annual interest rate of 25%.	$-	$271,875

The Company entered into a convertible promissory note with a related party company (Resort Marketing) owned by the Company’s chief executive officer on December 22 2008 in the amount of $95,000. The promissory note had convertible beneficial feature which allowed the holder on the inception of the convertible promissory note into the company’s common stock equal to 50% of the market price of the corporation’s common stock on the date of conversion. The notes have an annual interest rate of 15%. As of	-	95,000

The Company receives advances from its officers and related parties during the regular course of business. The advances from its officers have an annual rate of 15%.	-	395,911

The Company has a line of credit with Royal Bank of Canada. The line is for one year and carries an interest rate of LIBOR +3%.	13,177	13,177
The Company has advances from prior officers of the Company. The advance are due upon demand	5,076	5,076

The Company a $50,000 convertible notes with an interest of 8%. The note holder may convert the note at its discretion. The note has not term of expiration. The company recorded a $50,000 interest expense as a beneficial conversion feature at the inception of the agreement. Furthermore the note has specific provisions which should the company be in default off would result in the Company incurring standard liquidated damages. The company was in default of one of the provisions of the note and accrued interest expense in the amount of $5,000 reflecting standard liquidated damages.	50,000	0
Total Notes Payable	$68,253	$781,038
less: Current Portion	(63,253)	(781,038)

Long Term Portion	$-	$-

During the six months ended June, 30, 2010, the CEO of the Company forgave $671,384 of debt of the company and the amount was offset to additional paid in capital.

NOTE 7 – COMMITMENT AND CONTINGENCIES

The Company has entered into various consulting agreements with outside consultants. However, certain of these agreements included additional compensation on the basis of performance.  The consulting agreements are with key shareholders and advisers that are instrumental to the success of the Company and its development of its products.

NOTE 8– RELATED PARTY TRANSACTIONS

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

On January 1, 2010 the Company agreed to a penalty clause to accelerate the interest rate to a debt holder form 15% to 25%.  Further the Company is willing to have the debt holder exercise and convert the debt for an additional 750,000 shares of the Company’s common stock effective January 1, 2010.  The strike price of that stock has been calculated at zero and the Company had a beneficial conversion feature of $112,500 and this was expensed to interest expense.

On July 16, 2010, the Company cancelled 1,541,667 shares of common stock to our CEO.  The common shares were issued and cancelled by the CEO at the closing trading price of $.025 and the Company recorded $38,542 as an increase in accrued expenses.

On July 16, 2010, the Company issued 208,364 shares of common stock to our CEO.  The common shares were issued and accepted by the CEO at the closing trading price of $.025 and the Company recorded $5,209 as a reduction in accrued expenses.

On April 13, 2010 the Company issued 500,000 shares of common stock to a debt holder.  The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.245 and the Company recorded $70,000 reduced shareholder notes payable of the Company and the remaining amount of $52,500 was interest expense.

On May 3, 2010 the Company issued 444,444 shares of common stock to a debt holder.  The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.19 and the Company recorded $40,000 reduced shareholder notes payable of the Company and the remaining amount of $44,444 was interest expense.

On May 4, 2010 the Company issued 1,600,000 shares of common stock to a debt holder.  The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.22 and the Company recorded $20,800 reduced shareholder notes payable of the Company and the remaining amount of $331,200 was interest expense.

On May 11, 2010 the Company issued 737,180 shares of common stock to a debt holder.  The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.178 and the Company recorded $57,500 reduced shareholder notes payable of the Company and the remaining amount of $73,718 was interest expense.

On May 18, 2010 the Company issued 642,500 shares of common stock to a debt holder.  The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.07 and the Company recorded $44,975 reduced shareholder notes payable of the Company.

On May 27, 2010 the Company cancelled 680,000 shares of common stock to a debt holder.  The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.14 and the Company recorded $51,250 increase shareholder notes payable of the Company and the remaining amount of $91,662 was interest expense.  The company initially issued stock for the conversion of debt on February 2, 2010 for $28,000 and March 3, 2010 for $27,500.  The conversion was reversed due and returned to its original status as the Shareholder pursued a new opportunity of conversion to an outside third party.

 On May 28, 2010 the Company issued 1,000,000 shares of common stock to a debt holder.  The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.08 and the Company recorded $35,000 reduced shareholder notes payable of the Company and the remaining amount of $45,000 was interest expense.

On June 14, 2010 the Company issued 2,000,000 shares of common stock to a debt holder.  The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.06 and the Company recorded $40,000 reduced shareholder notes payable of the Company and the remaining amount of $80,000 was interest expense.

During the six months ended June, 30, 2010, the CEO of the Company forgave $671,384 of debt of the company and the amount was offset to additional paid in capital.

NOTE 9 - NET LOSS PER SHARE

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the six months ended June 30, 2010 and 2009 is the same as basic loss per share. For the six months ended June 30, 2010 and 2009, the following potential shares of common stock that would have been issuable have been excluded from the calculation of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive.

The following table represents the computation of basic and diluted losses per share at June 30, 2010 and 2009.

	June 30
	2010	2009
Losses available for common shareholders	(2,923,556)	(479,766)

Basic and diluted weighted average common shares outstanding	27,512,448	35,158,093

Basic and diluted loss per share	$(0.11)	$(0.01)

Net loss per share is based upon the weighted average shares of common stock outstanding.

NOTE 10 - EQUITY

As of June 30, 2010 the Company authorized 100,000,000 shares of common stock, at $.001 par value and 34,601,164 are issued and outstanding.  The authorized 75,000,000 shares of preferred stock, at $.001 par value and none are issued and outstanding as of June 30, 2010.

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

On April 13, 2010 the Company issued 500,000 shares of common stock to a debt holder.  The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.245 and the Company recorded $70,000 reduced shareholder notes payable of the Company and the remaining amount of $52,500 was interest expense.

On May 3, 2010 the Company issued 444,444 shares of common stock to a debt holder.  The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.19 and the Company recorded $40,000 reduced shareholder notes payable of the Company and the remaining amount of $44,444 was interest expense.

On May 4, 2010 the Company issued 1,600,000 shares of common stock to a debt holder.  The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.22 and the Company recorded $20,800 reduced shareholder notes payable of the Company and the remaining amount of $331,200 was interest expense.

On May 11, 2010, the Company issued 250,000 shares of common stock to a consultant.  The common shares were issued and accepted by the consultant at the closing trading price of $.178 and the Company recorded $44,500 as a consulting expense.

On May 11, 2010 the Company issued 737,180 shares of common stock to a debt holder.  The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.178 and the Company recorded $57,500 reduced shareholder notes payable of the Company and the remaining amount of $73,718 was interest expense.

On May 18, 2010 the Company issued 642,500 shares of common stock to a debt holder.  The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.07 and the Company recorded $44,975 reduced shareholder notes payable of the Company.

On May 27, 2010 the Company cancelled 680,000 shares of common stock to a debt holder.  The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.14 and the Company recorded $51,250 increase shareholder notes payable of the Company and the remaining amount of $91,662 was interest expense.   .  The company initially issued stock for the conversion of debt on February 2, 2010 for $28,000 and March 3, 2010 for $27,500.  The conversion was reversed due and returned to its original status as the Shareholder pursued a new opportunity of conversion to an outside third party.

On May 28, 2010, the Company issued 400,000 shares of common stock to a consultant.  The common shares were issued and accepted by the consultant at the closing trading price of $.07 and the Company recorded $28,000 as a consulting expense.

 On May 28, 2010 the Company issued 1,000,000 shares of common stock to a debt holder.  The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.08 and the Company recorded $35,000 reduced shareholder notes payable of the Company and the remaining amount of $45,000 was interest expense.

 On June 7, 2010, the Company issued 750,000 shares of common stock to a consultant.  The common shares were issued and accepted by the consultant at the closing trading price of $.051 and the Company recorded $38,500 as a consulting expense.

On June 9, 2010, the Company issued 100,000 shares of common stock to a consultant.  The common shares were issued and accepted by the consultant at the closing trading price of $.0455 and the Company recorded $4,550 as a consulting expense.

On June 10, 2010, the Company issued 60,000 shares of common stock to a consultant.  The common shares were issued and accepted by the consultant at the closing trading price of $.04 and the Company recorded $2,400 as a consulting expense.

On June 14, 2010 the Company issued 2,000,000 shares of common stock to a debt holder.  The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.06 and the Company recorded $40,000 reduced shareholder notes payable of the Company and the remaining amount of $80,000 was interest expense.

On June 29, 2010, the Company issued 125,000 shares of common stock to a consultant.  The common shares were issued and accepted by the consultant at the closing trading price of $.022 and the Company recorded $2,750 as a consulting expense.

On June 29, 2010, the Company issued 50,000 shares of common stock to a consultant.  The common shares were issued and accepted by the consultant at the closing trading price of $.022 and the Company recorded $1,100 as a consulting expense.

The Company has no warrants or options outstanding as of June 30, 2010.

NOTE 11 - INCOME TAXES

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $20,862,261 which expire in various years through 2030, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

The provision (benefit) for income taxes from continued operations for the three months ended June 30, 2010 and 2009 consist of the following:

		June 30, 2010	June 30, 2009
Current:
Federal	$
State

Deferred:
Federal		$940,333	154,312
State		157,872	25,907
		1,098,205	74,826
Benefit from the operating loss carryforward		(1,098,205)	(180,219)
(Benefit) provision for income taxes, net		$-	-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	June 30, 2010	June 30, 2009

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	5.4%	5.4%
Valuation allowance	(39.40%)	(39.40%)
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	June 30, 2010	June 30, 2009

Net operating loss carryforward	1,098,205	180,219
Valuation allowance	(1,098,205)	(180,219)

Deferred income tax asset	$-	-

NOTE 12 – SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, and have determined that the following events are reasonably likely to impact the financial statements:

On July 8, 2010 the Company issued 2,500,000 shares of common stock to a debt holder.  The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.0268 and the Company recorded $25,000 reduced shareholder notes payable of the Company and the remaining amount of $42,000 was interest expense.

On July 9, 2010, the Company issued 1,000,000 shares of common stock to a consultant.  The common shares were issued and accepted by the consultant at the closing trading price of $.0268 and the Company recorded $26,800 as a consulting expense.

On July 16, 2010, the Company cancelled 1,541,667 shares of common stock to our CEO.  The common shares were issued and cancelled by the CEO at the closing trading price of $.025 and the Company recorded $38,542 as an increase in accrued expenses.

On July 16, 2010, the Company issued 208,364 shares of common stock to our CEO.  The common shares were issued and accepted by the CEO at the closing trading price of $.025 and the Company recorded $5,209 as a reduction in accrued expenses.

On July 16, 2010, the Company issued 1,400,000 shares of common stock to a consultant.  The common shares were issued and accepted by the consultant at the closing trading price of $.025 and the Company recorded $35,000 as an expense.

Asset Purchase Agreement

On July 17, 2010, we entered into a Purchase Agreement (the “Purchase Agreement”) with Brownies WasteWater Solutions, Inc., B&P Environmental Services LLC, Michael J. Ciarlone, Harvey Blonder and Gary A. Goldstein and Anita Goldstein, Robin and Robert Bailey and Michael Borish.  Pursuant to the Purchase Agreement, and upon the terms and subject to the conditions thereof, our Company agreed to purchase all of the Member Interests of B&P Environmental Services LLC and all of the issued and outstanding shares of Brownies WasteWater Solutions, Inc. (the “Acquisition”).  The purchase price for the Acquisition consists of the issuance at the closing of the Acquisition of an aggregate of 48,000,000 shares of the Company’s common stock (the “Share Consideration”) to the parties that comprise the holders of both/or Member Interests of B&P Environmental Services LLC and issued and outstanding shares of Brownies WasteWater Solutions, Inc. Consequently, the recipients of the Share Consideration represent, in the aggregate, over fifty percent of the issued and outstanding shares of the Company, resulting in a change of control of the Company.

The foregoing description of the Purchase Agreement is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the copy of the Purchase Agreement filed as Exhibit 2.1 in the Form 8-K filed on July 18, 2010.

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to Freedom Environmental Services, Inc. and its subsidiaries, unless the context requires otherwise.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

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

Overview

We were incorporated under the laws of the State of Delaware on October 6, 1978 as United States Aircraft Corp and we have undergone numerous name changes, the most recent being on June 11, 2008 when we amended our certificate of incorporation to change our name from BMXP Holdings, Inc. to Freedom Environmental Services, Inc.

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

Labor required providing these services are made available either through existing employees or by subcontractors depending on the demands of the project and availability of resources.

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

Our current strategy to enter the field of Biofuel production is contingent upon the acquisition of entities possessing the resources which would enable us to control each step of the Biofuel production process. As of the date of this document, except as described in this filing, we are not party to any agreement with any entity which may possess or entities which collectively may possess these resources and can provide no assurance as to when or if we may acquire any such entity or entities.

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

Asset Purchase Agreement

On July 17, 2010, we entered into a Purchase Agreement (the “Purchase Agreement”) with Brownies WasteWater Solutions, Inc., B&P Environmental Services LLC, Michael J. Ciarlone, Harvey Blonder and Gary A. Goldstein and Anita Goldstein, Robin and Robert Bailey and Michael Borish.  Pursuant to the Purchase Agreement, and upon the terms and subject to the conditions thereof, our Company agreed to purchase all of the Member Interests of B&P Environmental Services LLC and all of the issued and outstanding shares of Brownies WasteWater Solutions, Inc. (the “Acquisition”).  The purchase price for the Acquisition consists of the issuance at the closing of the Acquisition of an aggregate of 48,000,000 shares of the Company’s common stock (the “Share Consideration”) to the parties that comprise the holders of both/or Member Interests of B&P Environmental Services LLC and issued and outstanding shares of Brownies WasteWater Solutions, Inc. Consequently, the recipients of the Share Consideration represent, in the aggregate, over fifty percent of the issued and outstanding shares of the Company, resulting in a change of control of the Company.

The foregoing description of the Purchase Agreement is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the copy of the Purchase Agreement filed as Exhibit 2.1 in the Form 8-K filed on July 18, 2010.

Competitive business conditions, the issuer’s competitive position in the industry, and methods of competition:

FELC, our operating subsidiary has yet to achieve substantial revenues or profits. The industries in which we compete and intend to compete are highly competitive and, especially in the area of biofuel production, characterized by rapid technological advancement. Many of our competitors have greater resources than we do.

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

There is legislation currently enacted which we feel may have a beneficial impact on our operations by encouraging the usage of biofuels:

On December 19, 2007, President Bush signed into law the Energy Independence and Security Act of 2007 (Energy Act of 2007). The Energy Act of 2007 provides for an increase in the supply of alternative fuel sources by setting a mandatory Renewable Fuel Standard (RFS) requiring fuel producers to use at least 36 billion gallons of biofuel by 2022, 16 billion gallon of which must come from cellulosic derived fuel. Additionally, the Energy Act of 2007 called for reducing U.S. demand for oil by setting a national fuel economy standard of 35 miles per gallon by 2020 – which will increase fuel economy standards by 40 percent and save billions of gallons of fuel.

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

Loans from Senior Officers during the Interim Period consisted of the following:

Between January 1, 2008 and January 16, 2008 Edmund F. Curtis, a prior Director of the Company and President and Chief Operating Officer of the Company, has loaned FELC the amount of $ 1,893.  The Company disputes this advance as the Company advanced funds Mr. Curtis that offset the balance to zero.

Between January 2, 2008 and March 3, 2008 John Holwell, a prior Director of the Company and Vice President of the Company, has loaned FELC the amount of $ 3,182.  The Company disputes this advance as the Company advanced funds Mr. Howell that offset the balance to zero.

During the Interim Period a company controlled by Michael S. Borish, our Chairman of the Board and Chief Executive Officer, and Michael S. Borish have loaned FELC the amount of $ $405,818 and accrued interest of $102,752 with a total amount owing of $508,570 and on June 30, 2010 Mr. Borish cancelled the debt in accordance with the Asset Purchase Agreement executed on July 17, 2010.

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

Results of Operations

Revenues for the three months ended June 30, 2010 and 2009 decreased to $33,531 from $66,450 respectively as compared to $136,122 from $96,122 for the six months ended June 30, 2010 and 2009, respectively.  This current decrease was primarily attributable to our focus on the Asset Purchase Agreement of Brownies Waste Water Solutions, Inc.

Cost of goods sold for the three months ended June 30, 2010 and 2009 decreased to $10,456 from $14,371 respectively as compared to $53,690 from $22,870 for the six months ended June 30, 2010 and 2009, respectively.  This current decrease was primarily attributable to our focus on the Asset Purchase Agreement of Brownies Waste Water Solutions, Inc.

General and administrative expense for the three months ended June 30, 2010 and 2009 decreased to $372,583 from $274,847 respectively as compared to $1,101,344 from $466,798 for the six months ended June 30, 2010 and 2009, respectively.  General and administrative expense for the six months ended June 30, 2010, included non-cash, non-recurring expenses related to the issuance of common stock.

Selling and marketing expense for the three months ended June 30, 2010 and 2009 increased to $1,421 from $1,090 respectively as compared to $660,335 from $7,663 for the six months ended June 30, 2010 and 2009, respectively.  Selling and marketing expense for the six months ended June 30, 2010, included non-cash, non-recurring expenses related to the issuance of common stock.

Net loss for the three months ended June 30, 2010 and 2009 increased to $876,949 from $280,570 respectively as compared to $2,923,556 from $479,766 for the six months ended June 30, 2010 and 2009, respectively.    A substantial portion of the net loss for the six months ended June 30, 2010 were non-cash, and believed by management to be non-recurring. Non-cash, non-recurring expenses related to the issuance of common stock was $1,443,160 for services, $1,150,192 for interest expense on the conversion of debt, and $401,612 for the conversion of debt of a shareholder.

Liquidity and Capital Resources

We have maintained a minimum of three months of working capital.  This reserve was intended to allow for an adequate amount of time to secure additional funds from investors as needed.  To date, management has succeeded in securing capital as needed.

Our cash used in operating activities is $44,898 and $178,296 for the six months ended June 30, 2010 and 2009, respectively.  The decrease is mainly attributable to the decrease in operating expenses.

Cash provided by financing activities was $44,963 and $186,957 for the six months ended June 30, 2010 and 2009, respectively. We repaid bank overdraft of $5,037 and received proceeds in a convertible note of $50,000.

Off-Balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Quarterly Report on Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business is currently conducted principally in the United States. As a result, our financial results are not affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets. We do not engage in hedging transactions to reduce our exposure to changes in currency exchange rates, although if the geographical scope of our business broadens, we may do so in the future.

Our exposure to risk for changes in interest rates relates primarily to our investments in short-term financial instruments. Investments in both fixed rate and floating rate interest earning instruments carry some interest rate risk. The fair value of fixed rate securities may fall due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Partly as a result of this, our future interest income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have fallen in estimated fair value due to changes in interest rates. However, as substantially all of our cash equivalents consist of bank deposits and short-term money market instruments, we do not expect any material change with respect to our net income as a result of an interest rate change.

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.          CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of June 30, 2010. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2010. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2009.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation except noted below that we believe could have a material adverse effect on our financial condition or results of operations. Other than described below, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting the Company, our common stock, any of our subsidiaries or of the Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A - RISK FACTORS

You should carefully consider the following risk factors together with the other information contained in this Interim Report on Form 10-Q, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended.  If any of the risks factors actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline. We believe there are no changes that constitute material changes from the risk factors previously disclosed in the prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933 and include or reiterate the following risk factors:

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

Because We Are Quoted On The OTCBB Pink Sheets Instead Of An Exchange Or National Quotation System, Our Investors May Have A Tougher Time Selling Their Stock Or Experience Negative Volatility On The Market Price Of Our Stock.

Our common stock is traded on the OTCBB (“pink sheets”). The OTCBB (“pink sheets”) is often highly illiquid.  There is a greater chance of volatility for securities that trade on the OTCBB (“pink sheets”) as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

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

Note 2 of Our Unaudited Financial Statements for the quarter ended June 30, 2010 Contains Explanatory Language That Substantial Doubt Exists About Our Ability To Continue As A Going Concern

Note 2 of Our Unaudited Financial Statements for the quarter ended June 30, 2010 contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management team.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 6,281,624 shares of common stock to a debt holder for the conversion of their debt, issued 1,439,000 shares of common stock to consultants, and, post-reverse split, shares issued to debt holder of 680,000 for the conversion of their debt.  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933 and in Section 4(2) of the Securities Act of 1933. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act of 1933 or transferred in a transaction exempt from registration under the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2010.

ITEM 4.  REMOVED AND RESERVED.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: August 20, 2010	Freedom Environmental Services, Inc. By: /s/ Michael Borish
Michael Borish
Chief Executive Officer (Principal Executive Officer)

Registrant Date: August 20, 2010	Freedom Environmental Services, Inc. By: /s/ Michael Borish
Michael Borish
Chief Financial Officer (Principal Financial Officer)