Form 10-Q
period 2010-09-30
Freedom Environmental Services, Inc.
filed 2010-11-22
CIK 1443818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 000-53388

FREEDOM ENVRIONMENTAL SERVICES, INC.
(Name of small business issuer as specified in its charter)

Delaware	27-3218629
( State or other jurisdiction of incorporation or organization)	( IRS Employer Identification No.)

11372 United Way, Orlando, Florida 32824
(Address of principal executive offices)       (Zip Code)
(407) 905-5000 Registrant’s telephone number, including area code

7380 West Sand Lake Road, Suite 543, Orlando, FL  32819
(Previous principal executive office)

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes  ☐    No  ☒
 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2010
Common stock, $0.001 par value	88,778,658

FREEDOM ENVIRONMENTAL SERVICES, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2010	2009

ASSETS:

CURRENT ASSETS
Cash	$287,769	$-
Accounts receivables, net	292,489	10,952
Inventory	42,373	-
Prepaid expenses	1,625	-
Total current assets	624,256	10,952

PROPERTY AND EQUIPMENT, net	1,570,302	2,354

Goodwill	106,728	-

TOTAL ASSETS	$2,301,286	$13,306

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES:
Bank overdraft	$-	$5,037
Accounts payable	239,949	160,831
Accrued expenses and other liabilities	190,188	807,090
Line of credit	13,177	13,177
Notes payable - related party	586,973	95,000
Notes payable - current	145,000	672,860
Total current liabilities	1,175,287	1,753,995

Notes payables	54,000	-

TOTAL LIABILITIES	1,229,287	1,753,995

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock series A, $.001 par value, 75,000,000 shares authorized; none issued and outstanding
as of September 30, 2010 and December 31, 2009, respectively	-	-
Common stock, $.001 par value, 200,000,000 shares authorized;
87,932,284 and 16,917,707 issued and outstanding
as of September 30, 2010 and December 31, 2009, respectively	87,932	16,917
Additional paid-in capital	21,867,223	16,181,099
Accumulated deficit	(20,883,156)	(17,938,705)
Total stockholders' equity (deficit)	1,071,999	(1,740,689)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,301,286	$13,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	$1,001,093	$115,384	$1,137,215	$211,496
Total	1,001,093	115,384	1,137,215	211,496

Cost of Goods Sold	142,096	69,230	195,786	123,897
Gross Profits	858,997	46,154	941,429	87,599

OPERATING EXPENSES:
General and administrative	718,606	3,712,440	1,821,705	4,145,606
Selling and marketing	34,507	10,038	693,087	17,875
Depreciation and amortization	55,986	2,178	58,340	6,534
Total operating expenses	809,099	3,724,656	2,573,132	4,170,015
OPERATING LOSS	49,898	(3,678,502)	(1,631,703)	(4,082,416)

OTHER (INCOME) AND EXPENSES
Interest expense	70,792	34,909	1,312,748	108,800
Total other (income) expense	70,792	34,909	1,312,748	108,800

NET LOSS	$(20,894)	$(3,713,411)	$(2,944,451)	$(4,191,216)

NET LOSS PER SHARE:
Basic and diluted:	$(0.00)	$(0.35)	$(0.09)	$(0.16)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted:	46,424,654	10,686,389	33,885,792	26,903,382

The accompanying notes are an integral part of these condensed consolidated financial statements

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Net loss	$(2,944,451)	$(4,191,216)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	58,340	6,534
Common stock issued for services	1,455,427	3,505,365
Beneficial conversion feature	112,500	-
Common stock issued for interest expense on conversion of debt	1,228,892	-
Changes in operating assets and liabilities:
Accounts receivables	15,682	(32,131)
Deposits	(1,500)	(1,437)
Inventory	(8,107)
Accounts payables	(80,057)	(22,052)
Accrued liabilities	207,591	714,314
Advances to affiliate	-	6,686
Net cash provided by (used in) operating activities	44,317	(13,938)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(58,674)	-
Net cash used in financing activities	(58,674)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank overdraft	(5,037)	(20,471)
Cash received in acquisition	207,163	-
Repayment from notes payables	-	(11,813)
Advances from note payable	100,000	47,896
Net cash provided by financing activities	302,126	15,612

INCREASE (DECREASE) IN CASH	287,769	1,674
CASH, BEGINNING OF PERIOD	-	-
CASH, END OF PERIOD	$287,769	$1,674

Supplemental disclosures activities

Interest paid	$-	$108,800
Taxes paid	$-	$-
Issuance of company stock for the conversion of debt	$451,614	$416,375

The accompanying notes are an integral part of these condensed consolidated financial statements

FREEDOM ENVIRONMENTAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

The Company, through its wholly owned subsidiary FELC and Brownies, is in the business of providing Wastewater and Storm-water System Management, Grease and Organics Collection and Disposition and Commercial Plumbing and Water System Management to commercial customers and wastewater management services to residential customers. The Company also intends to develop and produce fuels and natural bio-organic products (such as fertilizer) derived from waste and by-products.

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

NOTE 2 - GOING CONCERN ISSUES

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has three months ended losses from operations in September 30, 2010 of $20,894 and net losses for the nine months ended September 30, 2010 of $2,944,451.

These factors raise doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s existence is dependant upon management’s ability to develop profitable operations. Management anticipates the Company will attain profitability status and improve its liquidity through the continued effort to grow its sales channels.

NOTE 3 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission as an exhibit to our Form 10-K.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Revenue Recognition

Revenue includes service sales. The Company recognizes revenue from sales in accordance with Topic 605 “Revenue Recognition” when customers are invoiced at time services are performed, evidence of an arrangement exists, fees are contractually fixed or determinable, collection is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance.

Accounts Receivable

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company did not reserve for bad debt as collectability is certain and expected.

Advertising Expense

Advertising costs are charged to expense as incurred and are included in sales and marketing expenses in the accompanying financial statements.  The Company recognized advertising expenses of $189 and $7,662 for the nine months ended September 30, 2010 and 2009, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2010, cash and cash equivalents include cash on hand and cash in the bank.

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

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follows:

Asset Category	Depreciation/ Amortization Period
Equipment	5 Years

Goodwill and Other Intangible Assets

Goodwill and Other Intangible Assets," Goodwill represents the excess of the purchase price are expensed over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, and is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Goodwill and intangibles with indefinite useful lives are not amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, long-lived assets, such as property, plant, and equipment, and purchased intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated an impairment of long lived assets.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2010, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

All of the Company’s cash and cash equivalents are maintained in regional and national financial institutions.  The Company has exposure to credit risk to the extent that its cash and cash equivalents exceed amounts covered by the U.S. federal deposit insurance; however, the Company has not experienced any losses in such accounts.  In management’s opinion, the capitalization and operating history of the financial institutions are such that the likelihood of material loss is remote.

Earnings Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted loss per share is the same as basic loss per share, because the effects of the additional securities would be anti-dilutive.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts receivables, accounts payable and accrued expenses, and debt.  The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.  The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

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

The three-level hierarchy for fair value measurements is defined as follows:

☐	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;
☐
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable or the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

☐	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value. measurement

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentations.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

On February 24, 2010, the FASB issued guidance in the “Subsequent Events” topic of the FASB Accounting Standards Codification to provide updates including: (1) requiring the company to evaluate subsequent events through the date in which the financial statements are issued; (2) amending the glossary of the “Subsequent Events” topic to include the definition of “SEC filer” and exclude the definition of “Public entity”; and (3) eliminating the requirement to disclose the date through which subsequent events have been evaluated. This guidance was prospectively effective upon issuance. The adoption of this guidance did not impact the Company’s consolidated results of operations of financial condition.

No other accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
	2010	2009
Equipment	$1,626,288	$17,131
Accumulated depreciation	(55,986)	(14,777)
Total	$1,570,302	$2,354

Depreciation expense for the nine months ended September 30, 2010 is $58,340 compared to $4,356 for December 30, 2009.

NOTE 6 – NOTES PAYABLE

Notes payables are as follows:

	September 30, 2010	December 31, 2009
The Company entered into a convertible promissory note with a shareholder of the Company and a related party on December 11, 2008 in the amount of $600,000. The promissory note had convertible beneficial feature which allowed the holder on the inception of the convertible promissory note into the company’s common stock equal to 50% of the market price of the corporation’s common stock on the date of conversion. The notes had an annual interest rate of 15% and were due upon demand. This note has been paid in full	$-	$271,875

The Company entered into a convertible promissory note with a related party company (Resort Marketing) owned by the Company’s chief executive officer on December 22 2008 in the amount of $95,000. The promissory note had convertible beneficial feature which allowed the holder on the inception of the convertible promissory note into the company’s common stock equal to 50% of the market price of the corporation’s common stock on the date of conversion. The note had an annual interest rate of 15% and was due upon demand. This note has been paid in full	-	95,000

The Company receives advances from its officers and related parties during the regular course of business. The advances from its officers have an annual rate of 15%. The advances are due upon demand. This note has been paid in full	-	395,911

The Company has a line of credit with Royal Bank of Canada. The line is for one year and carries an interest rate of LIBOR +3%.	13,177	13,177

The Company has advances from prior officers of the Company. The advances are due upon demand and theses have been satisfied.	-	5,075

The Company entered into $50,000 convertible note with an interest rate of 8% dated May 10, 2010. The note holder may convert the note at its discretion. The note has no term of expiration. The company recorded a $50,000 interest expense as a beneficial conversion feature at the inception of the agreement. The note has a conversion feature that allows the holder to convert the balance for the amount of shares reserved 1,823,708 in accordance with the agreement and can convert on December 10, 2010.	50,000	-

The Company entered into a $50,000 convertible note with an interest rate of 8% dated July 23, 2010. The note holder may convert the note at its discretion. The note has no term of expiration. The company recorded a $50,000 interest expense as a beneficial conversion feature at the inception of the agreement. The note has a conversion feature that allows the holder to convert the balance on April 23, 2011 at 50% multiplied by the trading rate at a 50% discount during the ten day period ending one trading day prior to the date of conversion.	50,000	-

The Company entered into a $60,000 promissory note with Vac & Jet with an interest of 0% on June 28, 2010. The note is a two year note that requires a monthly payment of $2,500 per month and matures on June 28, 2012. Imputed interest is not material.	60,000	-

The Company renegotiated the outstanding note with Caterpillar Financial Corporation. The note has an interest rate of 0% dated July 12, 2010 and requires a monthly payment of $1,500 per months for the next 26 months in September 12, 2010. Imputed interest is not material	39,000	-

The Company entered into a note agreement with Resort Marketing on June 28, 2010 with an interest rate of 18% and the note is due upon demand.	322,500	-

The Company entered into a note agreement with Securities Fortress, LLC which was part of the Asset Purchase Agreement dated July 17, 2010, which required an annual interest rate of 8%. The Company paid the balance in full of $326,900 on November 12, 2010 in full satisfaction of the Asset Purchase Agreement.	264,473	-
Total Notes Payable	799,150	781,038
less: Current Portion	(745,150)	(781,038)

Long Term Portion	$54,000	$-

During the nine months ended September, 30, 2010, the CEO of the Company forgave $671,384 of debt of the company and the amount was recorded as additional paid in capital.

NOTE 7 – COMMITMENT AND CONTINGENCIES

The Company has entered into various consulting agreements with outside consultants. However, certain of these agreements included additional compensation on the basis of performance.  The consulting agreements are with key shareholders and advisers that are instrumental to the success of the Company and its development of its products.

The Company became aware that one of the shareholders of Brownies Waste Water Solutions, (“Brownies”) Inc., prior to the acquisition, allegedly misappropriated $15,000 of the Company’s funds (the “Funds”) by attempting to transfer or pass through funds of an unrelated bankrupt company through the Company’s bank accounts to disguise them as services Brownies was to perform when in fact it was an attempt to disguise it as legal services for the shareholder.  The Company contacted Bank of America who was the single largest creditor in the unrelated bankrupt company and returned the funds to the bankruptcy court.  The Company contacted the Trustees office as to the action of the shareholder and they are investigating the shareholder to determine the next course of action.  The Company is investigating the accounting records to determine if there are additional improprieties prior to the purchase of Brownies.  If the Company finds additional improprieties, the Company will contact the proper regulatory authorities.

The Company became aware the sellers of Brownies failed to disclose in the Asset Purchase Agreement two additional liabilities; which included an outstanding invoice of $21,000 for required cleanup in Orange County, Florida, and $18,000 of unpaid personal property taxes.  The Company is investigating if there are any additional undisclosed liabilities in the acquisition of Brownies and has sought legal counsel to determine the next course of action.

NOTE 8– RELATED PARTY TRANSACTIONS

On September 1, 2010, the Company entered into employment agreements with the CEO and COO of the company where as the CEO will receive $190,000 in annual salary and $185,000 for our COO in annual salary.

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

On July 16, 2010 the Company issued 2,500,000 shares of common stock to a debt holder.  The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.0268 and the Company recorded $25,000 reduced shareholder notes payable of the Company and the remaining amount of $42,000 was interest expense.

On June 18, 2010 the Company issued 1,000,000 shares of common stock to a debt holder.  The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.025 and the Company recorded $20,600 reduced shareholder notes payable of the Company and the remaining amount of $4,401 was interest expense.

On August 27, 2010 the Company issued 1,764,423 shares of common stock to a debt holder.  The common shares were issued and 36,700 reduced shareholder notes payable of the Company.

The Company entered into a note agreement with Resort Marketing with an interest rate of 18% and the note is due upon demand.

During the nine months ended September, 30, 2010, the CEO of the Company forgave $671,384 of debt of the company and the amount was offset to additional paid in capital.

NOTE 9 - NET LOSS PER SHARE

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the nine months ended September 30, 2010 and 2009 is the same as basic loss per share. For the nine months ended September 30, 2010 and 2009, the following potential shares of common stock that would have been issuable have been excluded from the calculation of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive.

The following table represents the computation of basic and diluted losses per share for the three months and nine months ended September 30, 2010 and 2009.

	Three months ended September 30,	Nine Months Ended September 30
	2010 2009	2010	2009
Losses available for common shareholders	$(20,894) $(3,713,411)	$(2,944,451)	$(4,191,216)

Basic and diluted weighted average common shares outstanding	46,424,654 10,868,389	33,885,792	26,903,382

Basic and diluted loss per share	$(0.00) $(0.35)	$(0.09)	$(0.16)

Net loss per share is based upon the weighted average shares of common stock outstanding.

NOTE 10 - EQUITY

Common Stock

As of September 30, 2010 the Company authorized 200,000,000 shares of common stock, at $.001 par value and 87,932,284 are issued and outstanding.

Preferred Stock

The authorized 75,000,000 shares of preferred stock, at $.001 par value and none are issued and outstanding as of September 30, 2010.  The Corporation established and designates the rights and preferences of a Series A Convertible Preferred Stock, and reserves 5,000,000 shares of preferred stock against its issuance, such rights, preferences and designations.  Each share of the Preferred Stock shall have 300 votes on all matters presented to be voted by the holders of common stock and is convertible to common stock on a one for one basis.

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

On March 15, 2010, the Company issued 60,000 shares of common stock to a consultant.  The common shares were issued and accepted by the consultant at the closing trading price of $.14 and the Company recorded $8,100 as a consulting expense.

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

On May 27, 2010 the Company cancelled 680,000 shares of common stock to a debt holder.  The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.14 and the Company recorded $51,250 increase shareholder notes payable of the Company and the remaining amount of $91,662 was interest expense.   .  The company initially issued stock for the conversion of debt on February 2, 2010 for $28,500 and March 12, 2010 for $22,750.  The conversion was reversed due and returned to its original status as the Shareholder pursued a new opportunity of conversion to an outside third party.

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

On June 18, 2010 the Company issued 1,000,000 shares of common stock to a debt holder.  The common shares were issued and accepted by the Company’s shareholder at the closing trading price of $.025 and the Company recorded $20,600 reduced shareholder notes payable of the Company and the remaining amount of $4,401 was interest expense.

On August 27, 2010 the Company issued 1,764,423 shares of common stock to a debt holder.  The common shares were issued and 36,700 reduced shareholder notes payable of the Company

The Company has no warrants or options outstanding as of September 30, 2010.

NOTE 11 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the nine months ended September 30, 2010 and 2009 consist of the following:

	Three Months Ended			Nine Months Ended
	September 30, 2010		September 30, 2009	September 30, 2010	September 30, 2009
Current:
Federal	$		$-	$-	$-
State

Deferred:
Federal		24,488	1,194,382	915,854	1,348,160
State		4,111	200,524	153,762	226,342
		28,599	1,394,906	1,069,616	1,574,502
Benefit from the operating loss carryforward		(28,599)	(1,394,906)	(1,069,616)	(1,574,502)
(Benefit) provision for income taxes, net		$-	$-	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Statutory federal income tax rate	34.0%	34.0%	34.0%	34.0%
State income taxes and other	5.4%	5.4%	5.4%	5.4%
Valuation Allowance	(39.4%)	(39.4%)	(39.4%)	(39.4%)
Effective tax rate	-	-	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	At September 30, 2010	At December 31, 2009

Net operating loss carryforward	1,069,616	1,858,848
Valuation allowance	(1,069,616)	(1,858,848)

Deferred income tax asset	$-	$-

The Company has a net operating loss carryforward of approximately $20,883,156 available to offset future taxable income through 2030.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence, giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. The Company performed this evaluation as of the year ended December 31, 2009 and the quarter ended September 30, 2010. At that time the Company continued to have sufficient positive evidence, including recent cumulative profits, a reduction in operating expenses, the ability to carry-back losses against prior taxable income and an expectation of improving operating results, showing a valuation allowance was not required. At the end of the quarter ended September 30, 2010, changes in previously anticipated expectations and continued operating losses necessitated a valuation allowance against the tax benefits recognized in this quarter and prior quarters since they are no longer “more-likely-than-not” realizable. Under current tax laws, this valuation allowance will not limit the Company’s ability to utilize U.S. federal and state deferred tax assets provided it can generate sufficient future taxable income in the U.S.

The Company anticipates it will continue to record a valuation allowance against the losses of certain jurisdictions, primarily federal and state, until such time as we are able to determine it is “more-likely-than not” the deferred tax asset will be realized. Such position is dependent on whether there will be sufficient future taxable income to realize such deferred tax assets The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction.

NOTE 12 – BUSINESS COMBINATION

On July 17, 2010, the Company entered into a Purchase Agreement (the “Asset Purchase Agreement”) with Brownies WasteWater Solutions, Inc., B&P Environmental Services LLC, Michael J. Ciarlone, Harvey Blonder and Gary A. Goldstein and Anita Goldstein, Robin and Robert Bailey and Michael Borish.  Pursuant to the Purchase Agreement, and upon the terms and subject to the conditions thereof, our Company purchased all of the Member Interests of B&P Environmental Services LLC and all of the issued and outstanding shares of Brownies WasteWater Solutions, Inc. (the “Acquisition”).  The purchase price for the Acquisition consisted  of the issuance  of an aggregate of 48,000,000 shares of the Company’s common stock (the “Share Consideration”) to the parties that comprise the holders of both/or Member Interests of B&P Environmental Services LLC and issued and outstanding shares of Brownies WasteWater Solutions, Inc.

There was not a pre-existing relationship between the sellers and the Company prior to the transaction.

The Company acquired a substantial amount of assets in the transaction, which are considered to meet the definition of a business in accordance with FASB codification Topic 805, "Business Combinations", as such, the Company accounted for the acquisition as a business combination.

Management determined that the Company was the acquirer in the business combination in accordance with  FASB codification Topic 805, "Business Combinations", based on the following factors: (i) there was not a change in control of the Company since neither Brownies obtained a controlling financial interest or the power to control the Company through a lesser percentage of ownership, by contract, lease, agreement with other stockholders, or by court decree; (ii) the Company was the entity in the transaction that issued its equity instruments, and in a business combination, the acquirer usually is the entity that issues its equity interests; (iii) the Company’s directors retained the largest relative voting rights of the Company post-transaction; (iv) the composition of the Company’s board of directors and management did not change post-acquisition.

The reasons for the acquisition were that the companies had similar business models that allow the company to expand its operations and services.  Also with Brownies the company can expand in the sewage disposal business model.  Because of these factors this acquisition gives rise to goodwill which is not deductible for income tax purposes.

The purchase price paid for the Acquisition was 48,000,000 restricted shares of the Company’s common stock. The shares had a quoted market price of $.025 per share on July 17, 2010 or an aggregate quoted market value of approximately $1,200,000. The results of Brownies’ operations since July 17, 2010 have been included in the consolidated financial statements.  The following table summarizes the consideration paid by Consolidation and the amounts of the assets acquired at the acquisition date:

Purchase Price Allocation	July 17, 2010
Consideration:
Equity instruments (48,000,000 common shares of Consolidation Services, Inc.)	$1,200,000
Recognized amounts of identifiable assets acquired:
Cash	207,163
Assets:
Equipment	1,567,614
Prepaid expense	1,625
Accounts receivables	297,219
Inventory	34,266
Total assets	$2,107,887
Liabilities assumed:
Liabilities	1,014,592
Fair value of total assets	$1,093,295
Goodwill	106,705
Total purchase price	$1,200,000

The following proforma consolidated results of operations have been prepared as if the acquisition of Brownies occurred at the beginning of each period presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES	1,001,093	1,117,789	1,137,836	3,421,670
Net Loss	(20,894)	(3,656,886)	(2,764,497)	(4,184,534)
Net loss per share basic and diluted	$ (0.00)	$ (0.34)	$ (0.08)	$ (0.16)

Weighted average of shares outstanding	46,424,654	58,686,389	33,885,792	74,730,097

NOTE 13 – SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, and have determined that the following events are reasonably likely to impact the financial statements:

On October 18, 2010 the Company issued 846,573 shares of common stock to a debt holder at $.02 per share.  The common shares were issued and $11,552 reduced shareholder notes payable of the Company

The Company has determined that the Chief Executive Officer’s outstanding salary obligation of $31,666 divided by the trading price of $.03 would result in the issuance of 2,111,111 shares.  The common stock is issued at a discount to reflect the lack of liquidity in the stock at the time of issuance.

The Chief Executive Officer advanced $7,500 for the legal costs incurred by the Company.

* * * * * * * * * * * *

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

As a result of this transaction, the former members of FELC held approximately 59% of our voting capital stock immediately after the transaction and the composition of our senior management became the senior management of FELC. For financial accounting purposes, this acquisition was a reverse acquisition of the Issuer by FELC under the purchase method of accounting, and was treated as a recapitalization with FELC as the acquirer.

Michael S. Borish was named Chairman of the Board of Directors and was appointed Chief Executive Officer and Michael Ciarlone is the Chief Operating Officer of the Company.

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

Our business plan in this area consist developing a series of Vertical Organic Collection System platforms within regional and super-regional metropolitan areas by acquiring market leading operators as platforms and utilizing this business model in building regional facilities to produce high grade fuel and bio-organic nutrient products converted from commercial, industrial and residential waste products in the southeast and nationwide (“Biofuel”).

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

Business Combination

On July 17, 2010, we entered into a Purchase Agreement (the “Asset Purchase Agreement”) with Brownies WasteWater Solutions, Inc., B&P Environmental Services LLC, Michael J. Ciarlone, Harvey Blonder and Gary A. Goldstein and Anita Goldstein, Robin and Robert Bailey and Michael Borish.  Pursuant to the Asset Purchase Agreement, and upon the terms and subject to the conditions thereof, we purchased all of the Member Interests of B&P Environmental Services LLC and all of the issued and outstanding shares of Brownies WasteWater Solutions, Inc. (the “Acquisition”).  The purchase price for the Acquisition consisted of the issuance  of an aggregate of 48,000,000 shares of the Company’s common stock to the parties that comprise the holders of both/or Member Interests of B&P Environmental Services LLC and issued and outstanding shares of Brownies WasteWater Solutions, Inc.

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

In the event that we enter into a binding agreement to either (a) acquire a company or companies in the Wastewater Services sector or (b) lease or acquire companies in the Wastewater Services sector we believe we will be required to undertake significant capital expenditures. Historically, our sources of liquidity have been (a) Revenues from operations (b) Loans from senior officers and (c) Bank Line of Credit totaling $13,177.

In the event that we are required to raise additional cash from outside sources, we may issue equity securities or incur additional debt. There is no assurance that such funding, if required, will be available to us or, if available, will be available upon terms favorable to us.

Results of Operations

Revenues for the three months ended September 30, 2010 and 2009 increased to $1,001,093 from $115,384 respectively and revenues for the nine months ended September 30, 2010 and 2009 increased to $1,137,215 from $211,496, respectively.  This current increase was primarily attributable to our acquisition of Brownies Waste Water Solutions, Inc.

Cost of goods sold for the three months ended September 30, 2010 and 2009 increased to $142,096 from $69,230 respectively and cost of goods sold for the nine months ended September 30, 2010 and 2009 increased to $195,786 from $123,897, respectively.  This current increase was primarily attributable to our acquisition of Brownies Waste Water Solutions, Inc.

General and administrative expense for the three months ended September 30, 2010 and 2009 decreased to $718,606 from $3,712,440 respectively and general and administrative expense for the nine months ended September 30, 2010 and 2009 decreased to $1,821,705 from $4,145,606, respectively.  General and administrative expense for the nine months ended September 30, 2010, included a substantial amount of non-cash, non-recurring expenses related to the issuance of common stock.

Selling and marketing expense for the three months ended September 30, 2010 and 2009 increased to $34,507 from $10,038 respectively and selling and marketing expense for the nine months ended September 30, 2010 and 2009 increased to $693,087 from $17,875, respectively.  Selling and marketing expense for the three and nine months ended September 30, 2010 included a substantial amount of non-cash, non-recurring expenses related to the issuance of common stock.

Net loss for the three months ended September 30, 2010 and 2009 decreased to $20,894 from $3,713,411 respectively as compared to net loss for the nine months ended September 30, 2010 and 2009 decreasing to $2,944,451 from $4,191,216, respectively.  A substantial portion of the net loss for the nine months ended September 30, 2010 were non-cash, and believed by management to be non-recurring. Non-cash, non-recurring expenses related to the issuance of common stock was $1,455,427 for services.

Liquidity and Capital Resources

Our cash provided by (used in) operating activities is $44,317 and ($13,938) for the nine months ended September 30, 2010 and 2009, respectively.  The decrease is mainly attributable to the acquisition of Brownies Waste Water Solutions, Inc.

Cash used by investing activities was $58,674 and $0 for the nine months ended September 30, 2010 and 2009, respectively. We acquired new equipment for our company in 2010.

Cash provided by financing activities was $302,126 and $15,612 for the nine months ended September 30, 2010 and 2009, respectively. We repaid bank overdraft of $5,037 and received proceeds from two convertible notes for $50,000 which totaled $100,000 and we received $207,163 in the acquisition of Brownies Waste Water Solutions, Inc.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of September 30, 2010. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2010. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2009.

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

The Company became aware that one of the shareholders of Brownies Waste Water Solutions, (“Brownies”) Inc., prior to the acquisition, allegedly misappropriated $15,000 of the Company’s funds (the “Funds”) by attempting to transfer or pass through funds of an unrelated bankrupt company through the Company’s bank accounts to disguise them as services Brownies was to perform when in fact it was an attempt to disguise it as legal services for the shareholder.  The Company contacted Bank of America who was the single largest creditor in the unrelated bankrupt company and returned the funds to the bankruptcy court.  The Company contacted the Bankruptcy Trustees Office as to the action of the shareholder and they are investigating the shareholder to determine the next course of action.  The Company is investigating the accounting records to determine if there are additional improprieties prior to the purchase of Brownies.  If the Company finds additional improprieties, the Company will contact the proper regulatory authorities.

The Company became aware the sellers of Brownies failed to disclose in the Asset Purchase Agreement two additional liabilities; which included an outstanding invoice of $21,000 for required cleanup in Orange County, Florida, and $18,000 of unpaid personal property taxes.  The Company is investigating if there are any additional undisclosed liabilities in the acquisition of Brownies and has sought legal counsel to determine the next course of action.

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

Operating History And Lack Of Profits Which Could Lead To Wide Fluctuations In Our Share Price. The Price At Which You Purchase Our Common Shares May Not Be Indicative Of The Price That Will Prevail In The Trading Market. You May Be Unable To Sell Your Common Shares At Or Above Your Purchase Price, Which May Result In Substantial Losses To You. The Market Price For Our CommonShares Is Particularly Volatile Given Our Status As A Relatively Unknown Company With A Small And Thinly Traded Public Float, Limited
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

Note 2 of Our Unaudited Financial Statements for the quarter ended September 30, 2010 Contains Explanatory Language That Substantial Doubt Exists About Our Ability To Continue As A Going Concern
Note 2 of Our Unaudited Financial Statements for the quarter ended September 30, 2010 contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

The Company issued 5,105,000 shares of common stock to a debt holder for the conversion of their debt, issued 7,743,000 shares of common stock to consultants, and, post-reverse split, shares issued to debt holder of 10,167,000 for the interest expense on the conversion of their debt.  The Company issued 48,000,000 common shares in the business combination (See Note 12 to the Financial Statements].  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933 and in Section 4(2) of the Securities Act of 1933. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act of 1933 or transferred in a transaction exempt from registration under the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2010.

ITEM 4.  REMOVED AND RESERVED.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

Exhibits filed herein for September 30, 2010

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
10.2	Asset Purchase Agreement Schedule
10.3	Security Fortress LLC Promissory Note
10.4	CEO Employment Agreement
10.5	COO Employment Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: November 22, 2010	Freedom Environmental Services, Inc. By: /s/ Michael Borish
Michael Borish
Chief Executive Officer (Principal Executive Officer)

Registrant Date: November 22, 2010	Freedom Environmental Services, Inc. By: /s/ Michael Borish
Michael Borish
Chief Financial Officer (Principal Financial Officer)