Form 10-K
period 2010-12-31
Freedom Environmental Services, Inc.
filed 2011-06-07
CIK 1443818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010
OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from N/A to N/A
Commission File Number:  000-453388
Freedom Environmental Services, Inc.
(Name of small business issuer as specified in its charter)
Delaware	56-2291458
State of Incorporation	IRS Employer Identification No.
11372 United Way
Orlando, FL32819
(Address of principal executive offices)
(407) 905-5000
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐ The registrant has not yet transitioned into this rule.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
Yes  ☐    No  ☒
Aggregate market value of the voting stock held by non-affiliates: $1,798,182as based on last reported sales price of such stock as of the last business day of the registrant’s most recently completed second fiscal quarter.  The voting stock held by non-affiliates on that date consisted of 54,655,992 shares of common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of June 2, 2011, there were 122,018,434 shares of common stock, par value $0.001, issued and outstanding and 5,736,111 shares of preferred stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference: None

Freedom Environmental Services, Inc.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Special Note Regarding Forward-Looking Statements

Some of our statements under "Business," "Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations, “and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to certain events, risks and uncertainties that may be outside our control. Some of these forward-looking statements include statements of:

•	management's plans, objectives and budgets for its future operations and future economic performance;
•	capital budget and future capital requirements;
•	meeting future capital needs;
•	realization of any deferred tax assets;
•	the level of future expenditures;
•	impact of recent accounting pronouncements;
•	the outcome of regulatory and litigation matters;
•	the assumptions described in this report underlying such forward-looking statements; and

Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:
o	those described in the context of such forward-looking statements;
o	future service costs;
o	changes in our incentive plans;
o	the markets of our domestic operations;
o	the impact of competitive products and pricing;
o	the political, social and economic climate in which we conduct operations; and
o	the risk factors described in other documents and reports filed with the Securities and Exchange Commission.

In some cases, forward-looking statements are identified by terminology such as "may," "will," "should," "could," "would," "expects," "plans," "intends," "anticipates," "believes," "estimates," "approximates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of such statements and is under no duty to update any of the forward-looking statements after the date of this report.

As used in this annual report, “we”, “us”, “our”, “Freedom”, “Freedom” “Company”,  “our company”, or “FRDM” refers to Freedom Environmental Services, Inc. and all of its subsidiaries.

PART I

ITEM 1.  BUSINESS.

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, but are not limited to, statements regarding future events and the Company’s plans and expectations.  Actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-K or incorporated herein by reference, including those set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our Company

We are Freedom Environmental Services, Inc., a Delaware corporation. We provide wastewater management and recycling services to our customers throughout our different divisions.  Brownies Waste Water Solutions is a staple in the Central Florida market since 1948, providing commercial and residential septic services.  These services include drain field installation maintenance and repair; grease trap cleaning, maintenance, installation and repair; full service commercial and residential plumbing; sewer drain cleaning, backflow testing, repairs and certifications; lift station cleaning, maintenance, repairs, bio-solids transportation and recycling.  Vac and Jet Services covers Freedom’s industrial, municipal and commercial customers.  Grease Recovery Solutions handles all of our restaurant, resort and theme park services which include grease trap cleaning, sewer drain cleaning and waste cooking oil for recycling.  David M Hickman sanitation services will soon be our Pennsylvania operations.  This division handles all aspects of commercial and residential services including septic system cleaning, maintenance and installation.

Corporate History

We were incorporated under the laws of the State of Delaware on October 6, 1978 as United States Aircraft Corp. and we have undergone numerous name changes, the most recent being on June 11, 2008 when we amended our certificate of incorporation in order to change our name from BMXP Holdings, Inc. to Freedom Environmental Services, Inc.

On June 24, 2008 we acquired 100% of the membership interests in Freedom Environmental Services, LLC (“FELC”), a Florida Limited Liability Company, for consideration consisting of 20,704,427 shares of our common stock.

As a result of this transaction, the former members of FELC held approximately 59% of our voting capital stock immediately after the transaction and the composition of our senior management became the senior management of FELC. For financial accounting purposes, this acquisition was treated a reverse acquisition of the Issuer by FELC under the purchase method of accounting, and was accounted for as a recapitalization, with FELC as the accounting acquirer.

Principal products or services and their markets

Through Freedom, we provide Waste Water and Storm-water System Management, Grease and Organics Collection and Disposition, and Commercial Plumbing and Water System Management to the commercial, industrial, and municipal markets throughout Central Florida as well as septic system maintenance and repair to the residential market throughout Central Florida.

Waste Water and Storm-water System Management includes providing services to the commercial and municipal sector, such as the installation and repair of the components of waste collection and disposition, potable water and exterior drainage systems.

Grease and Organics Collection and Disposition include the collection and disposal of grease waste from commercial restaurants and hotels, as well as raw sewerage from septic tanks, both residential and commercial.

Commercial Plumbing services include pump systems installation, repairs and maintenance and general activities related to the profession of plumbing.

New product or service

Currently, Freedom has been processing by collecting, transporting and distributing those oil products to dumping sites for processing.  We have entered into a letter of intent with a Company in Pennsylvania to who has a processing center that will reduce our cost of processing the Biofuel with third parties.

We intend to develop and produce fuels and natural bio-organic products (such as fertilizer) derived from waste and byproducts.

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

 It is our management’s belief that, by controlling each step of the Biofuel production process, we will be able to compete effectively due to economies of scale.

We have entered into a letter of intent with a Company in Pennsylvania to who has a processing center that to process the Biofuel.

Competitive business conditions, the issuer’s competitive position in the industry, and methods of competition

The industries in which we compete and intend to compete are highly competitive and, especially in the area of biofuel production, characterized by rapid technological advancement. Many of our competitors have greater resources than we do.

We compete in our current areas of operation by offering what we believe to be superior service at competitive prices. We also intend to be competitive by acquiring operating companies in the Waste Water Services sector and developing commercial applications to convert the collected waste into fuel and organic nutrients (fertilizer).

Sources and availability of labor, raw materials and the names of principal suppliers

Labor required to provide these services are made available either through existing employees or by subcontractors, depending on the demands of the project and availability of resources.

The supplies and materials required to conduct our operations are available through a wide variety of sources and are currently obtained through, a wide variety of sources.

The need for any government approval of principal products or services and the status of any requested government approvals

Freedom’s operations are subject to various federal, state, and local laws and regulations regarding environmental matters and other aspects of the operation of a sewer and drain cleaning and plumbing services business. For certain other activities, such as septic tank and grease pumping, our product, Freedom is subject to state and local environmental health and sanitation regulations. Freedom’s current activities also require licensure as a Certified Plumbing Contractor by the State of Florida.

The production of high grade fuel and bio-organic nutrient products converted from commercial, industrial and residential waste products are highly regulated industries and the Company may have to satisfy numerous mandatory procedures, regulations, and safety standards established by federal and state regulatory agencies.

Effect of existing or probable governmental regulations on the business

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

Section 1501 of the Renewable Content of Gasoline (Renewable Fuels Standard) of the Energy Policy Act of 2005 establishes a program requiring gasoline sold in the United States to be mixed with increasing amounts of renewable fuel (usually ethanol) on an annual average basis.

We believe that, due to rising fuel prices, the greater demand for fuel on a worldwide basis and the need to reduce dependence on foreign fuel sources, Federal and State regulatory bodies will continue to enact legislation promoting the use of renewable fuels.

The Clean Water Act prohibits anybody from discharging "pollutants" through a "point source" into a "water of the United States" unless they have a National Pollutant Discharge Elimination System (“NPDES”) permit. The permit will contain limits on what you can discharge, monitoring and reporting requirements, and other provisions to ensure that the discharge does not hurt water quality or people's health. In essence, the permit translates general requirements of the Clean Water Act into specific provisions tailored to the operations of each person discharging pollutants.

NPDES permits are issued by states that have obtained EPA approval to issue permits, or by EPA Regions in states without such approval. In 1995, the Florida Department of Environmental Protection received authorization from the U.S. Environmental Protection Agency (EPA) to administer the NPDES Waste Water program in Florida.

In October 2000, the EPA authorized the Florida Department of Environmental Protection (DEP) to implement the NPDES storm water permitting program in the State of Florida (with the exception of Native American lands). The program regulates point source discharges of storm water runoff from certain industrial facilities. The operators of regulated industrial facilities must obtain an NPDES storm water permit and implement appropriate pollution prevention techniques to reduce contamination of storm water runoff.

We believe that the implementation of the NPDES has a beneficial impact on our operations as services such as the ones that we provide are required in order that permit holders may comply with applicable standards.

On February 13, 2009, Congress passed the American Recovery and Reinvestment Act of 2009 (Recovery Act) at the urging of President Obama, who signed it into law four days later (“ARRA”). A direct response to the economic crisis, the Recovery Act has three immediate goals:

•	Create new jobs and save existing ones;

•	Spur economic activity and invest in long-term growth; and

•	Foster unprecedented levels of accountability and transparency in government spending.

The Recovery Act intends to achieve those goals by:

•	Providing $288 billion in tax cuts and benefits for millions of working families and businesses;

•	Increasing federal funds for education and health care as well as entitlement programs (such as extending unemployment benefits) by $224 billion;

•	Making $275 billion available for federal contracts, grants and loans; and

•	Requiring recipients of Recovery Act funds to report quarterly on how they are using the money. All the data is posted on Recovery.gov so the public can track the Recovery Act funds.

In addition to offering financial aid directly to local school districts, expanding the Child Tax Credit, and underwriting a process to computerize health records to reduce medical errors and save on health care costs, the Recovery Act is targeted at infrastructure development and enhancement. For instance, the Act plans investment in the domestic renewable energy industry,  of which we are a part, and the weatherizing of 75 percent of federal buildings as well as more than one million private homes around the country.

Costs and effects of compliance with environmental laws (federal, state and local)

We have not incurred any unusual or significant costs to remain in compliance with any environmental laws.

Employees

The Company’s team currently consists of sixty (60) employees and several independent contractors. Each management hire has been carefully selected to address immediate needs in particular functional areas, but also with consideration of the Company’s future needs during a period of expected rapid growth and expansion. Value is placed not only on outstanding credentials in specific areas of functional expertise, but also on cross-functionality, collegiality, a strong knowledge of content acquisition and distribution, along with hands-on experience in scaling operations from initial beta and development stage through successful commercial deployment.

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

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We have a net loss for the year ended December 31, 2010 of $2,540,899, an accumulated deficit at December 31, 2010 of $20,479,604, cash flows used in operating activities of $116,307 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and to need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail or cease our operations altogether. If we curtail our operations or cease our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

Because We Are Quoted On The OTCBB “Pink Sheets” Instead Of An Exchange Or National Quotation System, Our Investors May Have A Tougher Time Selling Their Stock Or Experience Negative Volatility On The Market Price Of Our Stock.

Our common stock is traded on the OTCBB “Pink Sheets”. The OTCBB “Pink Sheets” is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCBB “Pink Sheets” as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, may have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

We depend significantly upon the continued involvement of our present management.

Our success depends to a significant degree upon the involvement of our management, who are in charge of our strategic planning and operations. We may need to attract and retain additional talented individuals in order to carry out our business objectives. The competition for such persons could be intense and there are no assurances that these individuals will be available to us.

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

Climate change and related regulatory responses may impact our business.

Climate change as a result of emissions of greenhouse gases is a significant topic of discussion and may generate U.S. federal and other regulatory responses in the near future. It is impracticable to predict with any certainty the impact of climate change on our business or the regulatory responses to it, although we recognize that they could be significant. However, it is too soon for us to predict with any certainty the ultimate impact, either directionally or quantitatively, of climate change and related regulatory responses.

To the extent that climate change increases the risk of natural disasters or other disruptive events in the areas in which we operate, we could be harmed. While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, our plans may not fully protect us from all such disasters or events.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated there under, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Risks Related to our Securities

The market price for our common stock may be volatile, and you may not be able to sell our stock at a favorable price or at all.

Many factors could cause the market price of our common stock to rise and fall, including:

•	actual or anticipated variations in our quarterly results of operations;
•	changes in market valuations of companies in our industry;
•	changes in expectations of future financial performance;
•	fluctuations in stock market prices and volumes;
•	issuances by us of dilutive common stock or other securities in the future;
•	the addition or departure of key personnel; and
•	announcements by us or our competitors of acquisitions, investments or strategic alliances.

It is possible that the proceeds from sales of our common stock may not equal or exceed the prices you paid for the shares after including the costs and fees of making the sales.

Substantial sales of our common stock, or the perception that such sales might occur, could depress the market price of our common stock.

We cannot predict whether future issuances of our common stock or resale in the open market will decrease the market price of our common stock. The consequence of any such issuances or resale of our common stock on our market price may be increased as a result of the fact that our common stock is thinly, or infrequently, traded. The exercise of any options, or the vesting of any restricted stock that we may grant to directors, executive officers and other employees in the future, the issuance of common stock in connection with acquisitions and other issuances of our common stock may decrease the market price of our common stock.

Holders of our common stock have a risk of potential dilution if we issue additional shares of common stock in the future.

Although our Board of Directors intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any future issuance of our common stock, the future issuance of additional shares of our common stock would cause immediate, and potentially substantial, dilution to the net tangible book value of those shares of common stock that are issued and outstanding immediately prior to such transaction.  Any future decrease in the net tangible book value of our issued and outstanding shares could have a material adverse effect on the market value of our shares.

We do not intend to pay cash dividends to our stockholders, so you will not receive any return on your investment in our Company prior to selling your interest in the Company.

The Company has never paid any cash dividends to our stockholders. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any cash dividends in the foreseeable future.  As a result, you will not receive any return on your investment prior to selling your shares in our Company and, for the other reasons discussed in this “Risk Factors” section, you may not receive any return on your investment even when you sell your shares in our Company.

Certain shares of our common stock are restricted from immediate resale.  The lapse of those restrictions, coupled with the sale of the related shares in the market, or the market’s expectation of such sales, could result in an immediate and substantial decline in the market price of our common stock.

Most of our shares of common stock are restricted from immediate resale in the public market.  The restricted shares are restricted in accordance with Rule 144, which states that if unregistered, restricted securities are to be sold, a minimum of one year must elapse between the later of the date of acquisition of the securities from the issuer or from an affiliate of the issuer, and any resale of those securities in reliance on Rule 144.  The Rule 144 restrictive legend remains on the stock until the holder of the stock holds the stock for longer than six months (unless an affiliate) and meets the other requirements of Rule 144 to have the restriction removed.  The sale or resale of those shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in the market price of our shares.  Such a decline will adversely affect our investors, and make it more difficult for us to raise additional funds through equity offerings in the future.

Our common stock is subject to restrictions on sales by broker-dealers and penny stock rules, which may be detrimental to investors.

Our common stock is subject to Rules 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and “accredited investors” (as defined in Rule 501(a) of the Securities Act). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their Shares of our common stock.

Additionally, our common stock is subject to SEC regulations applicable to “penny stocks.” Penny stocks include any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock; a disclosure schedule proscribed by the SEC relating to the penny stock market must be delivered by a broker-dealer to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for our common stock. The regulations also require that monthly statements be sent to holders of a penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

Anti-Takeover, Limited Liability and Indemnification Provisions

Certificate of Incorporation and By-laws.

Under our certificate of incorporation, our Board of Directors may issue additional shares of common or preferred stock. Any additional issuance of common or preferred stock could have the effect of impeding or discouraging the acquisition of control of us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares, and thereby protects the continuity of our management. Specifically, if in the due exercise of its fiduciary obligations, the Board of Directors were to determine that a takeover proposal was not in our best interest, shares could be issued by our Board of Directors without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:

•	diluting the voting or other rights of the proposed acquirer or insurgent stockholder group,

•	putting a substantial voting bloc in institutional or other hands that might undertake to support the incumbent Board of Directors, or

•	effecting an acquisition that might complicate or preclude the takeover.

Our certificate of incorporation also allows our Board of Directors to fix the number of directors in the bylaws. Cumulative voting in the election of directors is specifically denied in our certificate of incorporation. The effect of these provisions may be to delay or prevent a tender offer or takeover attempt that a stockholder may determine to be in his or its best interest, including attempts that might result in a premium over the market price for the shares held by our stockholders.

Delaware Anti- Takeover Law.

We are subject to the provisions of Section 203 of the Delaware General Corporation Law concerning corporate takeovers. This section prevents many Delaware corporations from engaging in a business combination with any interested stockholder, under specified circumstances. For these purposes, a business combination includes a merger or sale of more than 10% of our assets, and an interested stockholder includes a stockholder who owns 15% or more of our outstanding voting stock, as well as affiliates and associates of these persons. Under these provisions, this type of business combination is prohibited for three years following the date that the stockholder became an interested stockholder unless:

•	the transaction in which the stockholder became an interested stockholder is approved by the Board of directors prior to the date the interested stockholder attained that status;

•
on consummation of the transaction that resulted in the stockholders becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction was commenced, excluding those shares owned by persons who are directors and also officers; or

•
on or subsequent to that date, the business combination is approved by the Board of Directors and authorized at an annual or special meeting of stockholders by the affirmative vote of at least two-thirds of the outstanding voting stock that is not owned by the interested stockholder.

This statute could prohibit or delay mergers or other takeover or change in control attempts and, accordingly, may discourage attempts to acquire us.

Limited Liability and Indemnification.

Our certificate of incorporation eliminates the personal liability of our directors for monetary damages arising from a breach of their fiduciary duty as directors to the fullest extent permitted by Delaware law. This limitation does not affect the availability of equitable remedies, such as injunctive relief or rescission. Our certificate of incorporation requires us to indemnify our directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law.

Under Delaware law, we may indemnify our directors or officers or other persons who were, are or are threatened to be made a named defendant or respondent in a proceeding because the person is or was our director, officer, employee or agent, if we determine that the person:

•
conducted himself or herself in good faith, reasonably believed, in the case of conduct in his or her official capacity as our director or officer, that his or her conduct was in our best interests, and, in all other cases, that his or her conduct was at least not opposed to our best interests; and

•	in the case of any criminal proceeding, had no reasonable cause to believe that his or her conduct was unlawful.

These persons may be indemnified against expenses, including attorneys fees, judgments, fines, including excise taxes, and amounts paid in settlement, actually and reasonably incurred, by the person in connection with the proceeding. If the person is found liable to the corporation, no indemnification will be made unless the court in which the action was brought determines that the person is fairly and reasonably entitled to indemnity in an amount that the court will establish. Insofar as indemnification for liabilities under the Securities Act may be permitted to directors, officers or persons controlling us under the above provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

If we experience delays and/or defaults in customer payments, we could be unable to recover all expenditures.

Because of the nature of our contracts, at times we commit resources to projects prior to receiving payments from the customer in amounts sufficient to cover expenditures on projects as they are incurred. Delays in customer payments may require us to make a working capital investment. If a customer defaults in making their payments on a project in which we have devoted resources, it could have a material negative effect on our results of operations.

Our recent and future acquisitions may not be successful.

We expect to continue pursuing selective acquisitions of businesses. We cannot assure you that we will be able to locate acquisitions or that we will be able to consummate transactions on terms and conditions acceptable to us, or that acquired businesses will be profitable. Acquisitions may expose us to additional business risks different than those we have traditionally experienced. We also may encounter difficulties integrating acquired businesses and successfully managing the growth we expect to experience from these acquisitions.

We may choose to finance future acquisitions with debt, equity, cash or a combination of the three. We can give no assurances that any future acquisitions will not dilute earnings or disrupt the payment of a stockholder dividend. To the extent we succeed in making acquisitions, a number of risks will result, including:

• The possible assumption of material liabilities (including for environmental-related costs);
• Failure of due diligence to uncover situations that could result in legal exposure or to quantify the true liability exposure from known risks;
• The diversion of management's attention from the management of daily operations to the integration of operations;
• Difficulties in the assimilation and retention of employees and difficulties in the assimilation of different cultures and practices, as well as in the assimilation of broad and geographically dispersed personnel and operations, as well as the retention of employees generally;

• The risk of additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and internal controls; and
• We may not be able to realize the cost savings or other financial benefits we anticipated prior to the acquisition.

The failure to successfully integrate acquisitions could have an adverse effect on our business, financial condition and results of operations.

If we do not effectively manage our growth, our existing infrastructure may become strained, and we may be unable to increase revenue growth.

Our past growth that we have experienced, and in the future may experience, may provide challenges to our organization, requiring us to expand our personnel and our operations. Future growth may strain our infrastructure, operations and other managerial and operating resources. If our business resources become strained, our earnings may be adversely affected and we may be unable to increase revenue growth. Further, we may undertake contractual commitments that exceed our labor resources, which could also adversely affect our earnings and our ability to increase revenue growth.

We have identified material weaknesses in our internal procedures and controls over financial reporting.

As of December 31, 2010, management identified certain material weaknesses in our internal procedures and controls over financial reporting. Accordingly, we will need to put in place a remediation plan to strengthen and improve our internal controls and address the material weaknesses identified. If these remedial measures are insufficient to address these weaknesses or are not implemented effectively, material misstatements in our interim or annual financial statements may occur in the future. This may cause future interim or annual reports to be delayed or become delinquent, which would have a negative impact on our company and the public market for our stock.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED

ITEM 1B.  UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer.

ITEM 2.  PROPERTIES

In August 2010, we entered into a lease agreement for 6,000 square feet of office and warehouse space.   The lease is for a period of five years commencing on September 1, 2010. The Company pays a monthly lease payment of $5,000 per month.  The lease contains a renewal option enabling the Company to renew the lease for an additional year upon terms and conditions acceptable to the owner. Pursuant to the lease, Freedom is responsible for the payment of all property taxes, maintenance and repair charges during the term of the lease. The property is utilized full time by us.

This property is utilized as office space and is also utilized to house equipment and supplies, including vehicles tools and materials, which may be required in our operations. We believe that the foregoing property is adequate to meet our current needs.

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

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

Freedom common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board) and can be accessed on the Internet at www.pinksheets.comunder the symbol “FRDM.PK.”

At December 31, 2010, there were 103,444,617 shares of common stock of Freedom outstanding and there were approximately 610 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Freedom’s common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2010
First Quarter (January – March 2010)	$.339	$.24
Second Quarter (April – June 2010)	$.035	$.028
Third Quarter (July – September 2010)	$.026	$.026
Fourth Quarter (October – December 2010)	$.0133	$.0133
Fiscal Year 2009
First Quarter (January – March 2009)	$.02	$.02
Second Quarter (April – June 2009)	$.01	$.01
Third Quarter (July – September 2009)	$.25	$.25
Fourth Quarter (October – December 2009)	$.15	$.15

On June 2, 2011, the closing bid price of our common stock was $0.08

Dividends

To date, the Company has never declared or paid any cash dividends on our capital stock and we do not expect to pay any cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Transfer Agent

Freedom’s Transfer Agent and Registrar for the common stock is Colonial Stock Transfer located in Salt Lake City, Utah.

Recent sales of Unregistered Securities

2011

On January 3, 2011, the Company issued 1,311,475 of common stock for the conversion of $8,000 of convertible debt.

On January 4, 2011 the Company issued 500,000 common shares to Dr. Scott Levine for his appointment to the board of directors.

On January 7, 2011 the Company issued 4,400,000 in common shares for investor relations services.

On January 12, 2011 the Company issued 1,538,462 in common shares for the conversion of $10,000 of convertible debt.

On January 13, 2011 the Company issued 1,230,769 in common shares for the conversion of $8,000 in convertible debt.

On January 13, 2011 the Company issued 1,000,000 in common shares for investor relations services.

On January 19, 2011 the Company issued 1,230,769 in common shares for the conversion of $8,000 of convertible debt.

2010

During the year ended December 31, 2010 the Company issued 48,000,000common shares, and cancelled 1,333,333common shares in the acquisition of Brownies Waste Water Solutions, Inc. valued at $1,166,666. The Company issued 12,424,333 common shares for services and expensed $1,653,975 for services rendered by consultants.  The Company issued 911,494 shares of common stock for interest that was expensed as interest expense in the amount of $18,230; The Company issued 16,524,416 common shares for the conversion of debt and the Company converted $490,279in debt of the Company.  The Company issued 10,000,000 common shares as collateral for the Note with Scott Levine, a related party.

During the year ended December 31, 2010, the Company issued preferred series A shares of 3,177,111 valued at $47,657 for accrued salaries of the CEO and COO.

The Company has warrants but no options outstanding as of December 31, 2010.The warrants consist of 5,000,000 warrants at a $.10 exercise price which are fully vested, have a three (3) year life and expire December 13, 2013.

2009

In December 31, 2009, the Company issued 35,054,238 common shares for services from consultants and expensed $3,902,832 for consulting services rendered.  The Company issued 1,665,500 common shares for the conversion of $418,041 of debt.

The offer and sale of all such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our Company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Preferred Stock

The Company has authorized 75,000,000 shares of preferred stock, at $0.001 par value and 3,177,111are issued and outstanding as of December 31, 2010.  The Corporation establishes and designates the rights and preferences of a Series A Convertible Preferred Stock, and reserves 5,000,000 shares of preferred stock against its issuance, such rights, preferences and designations.  Each share of the Preferred Stock shall have 300 votes on all matters presented to be voted by the holders of our common stock and is convertible to common stock on a one for one basis.

Warrants and Options

There were 5,000,000 warrants and no options issued and outstanding as of December 31, 2010.

Stock Splits

Share data in this report have been adjusted to reflect the following stock splits relating to the Company's common stock: September 23, 2008, the board of directors authorized a 1-for-50 reverse stock split.  The financial statements have been retroactively restated to reflect this split.

ITEM 6.SELECTED FINANCIAL DATA.

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto included elsewhere herein.

Summary of Statements of Operations of FRDM

Year Ended December 31, 2010 and 2009

Statement of Operations Data
	December 31,
	2010	2009

Revenues	$2,188,149	$293,282
Cost of Sales	1,606,404	235,481
Operating and Other Expenses	3,122,644	5,006,286

Net Loss	$(2,540,899)	$(4,948,484)

Balance Sheet Data:
	December 31,

	2010	2009

Current Assets	$489,640	$10,952
Total Assets	2,825,932	13,306
Current Liabilities	2,309,987	1,753,997
Non Current Liabilities	-	-
Total Liabilities	2,309,987	1,753,997
Working Capital (Deficit)	(1,820,347)	(1,743,045)
Shareholders'Equity (Deficit)	$515,945	$(1,740,689)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K

Business

We provide wastewater management and recycling services to our customers throughout our different divisions.  On July 17, 2010 we acquired the assets and certain liabilities of Brownies Waste Water Solutions which has been is a staple in the Central Florida market since 1948, providing commercial and residential septic services.  These services include drain field installation maintenance and repair; grease trap cleaning, maintenance, installation and repair; full service commercial and residential plumbing; sewer drain cleaning, backflow testing, repairs and certifications; lift station cleaning, maintenance, repairs, bio-solids transportation and recycling.  Prior to the acquisition Brownies purchased the equipment of Vac and Jet Services which was a defunct company that only remaining assets was two Vactors which was purchased in July 5, 2010.  On December 13, 2010 Freedom purchased the equipment of Clean Fuel LLC and placed that equipment into its wholly owned subsidiary Grease Recovery Solutions.  Grease Recovery handles all of our restaurant, resort and theme park services which include grease trap cleaning, sewer drain cleaning and waste cooking oil for recycling.  Clean Fuel, LLC had disposed of its commercial sector and only had equipment remaining as its only asset and Freedom purchased that equipment which valued at $1.3 million.

In February of 2011 we entered into a LOI with David M. Hickman in Pennsylvania.  We are in the process of due diligence and have escrow non-refundable deposit of $175,000 towards the purchase of that business.  Mr. Hickman has granted the Company an extension to complete the due diligence by December 31, 2011.  We anticipate entering into a definitive agreement by July or August of 2011.   David M. Hickman sanitation services provides services throughout Pennsylvania.  This division handles all aspects of commercial and residential services including septic system cleaning, maintenance and installation.  We plan to expand that business to the current services lines that we provide in the State of Florida.

Critical Accounting Policies

Principle of Consolidation

The Company has consolidated Freedom Environmental, Inc., Freedom Environmental, LLC (inactive), Brownies Waste Water Solutions, Inc, B & P Environmental LLC, and Grease Recovery Solutions, LLC and eliminated all significant intercompany adjustments in the accompanying consolidated financial statements.

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

Revenue Recognition

Revenue includes product sales and provision of services. The Company recognizes revenue from product sales and provision of services at the time evidence of an arrangement exists, fees are contractually fixed or determinable, collection is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance.

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company reserved $45,300 as allowance for doubtful accountants at December 31, 2010 and wrote off $59,243 in bad debt during 2010.

Advertising Expense

Advertising costs are charged to expense as incurred and are included in sales and marketing expenses in the accompanying financial statements.  The Company recognized advertising expenses of $31,458 and $50,048for the years ended December 31, 2010 and 2009, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2010, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

Inventory

The Company inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.  The Company evaluates the need to record adjustments for inventory on a regular basis.  The Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Companies operating subsidiaries.  At December 31, 2010, the value of the Company’s inventory was $70,658 and at December 31, 2009, the value of the Company’s inventory was $0.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives ranging from three to ten yearsof the assets using the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized.  Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.  The Company impaired goodwill for the acquisition of Brownies Waste Water Solutions of $132,595 and recognized a client list with an estimated fair value of $200,000 during the year ended December 31, 2010.  The Company estimates that the customer list has a five year life and has amortized approximately $20,000 in the year ended December 31, 2010.

Impairment of Long-Lived Assets

Property and equipment, and purchased intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2010, the Company did not record any liabilities for uncertain tax positions.

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized over the vesting or requisite service period.  The Black-Scholes option-pricing model is used to estimate the fair value of options or warrants granted.

Basic and Diluted Net Loss Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss.

At December 31, 2010, common stock equivalents consisted of no options and 5,000,000 of common stock warrants.

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
•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value. measurement

RESULTS OF OPERATIONS

 Fiscal Year Ended December 31, 2010, Compared to Fiscal Year Ended December 31, 2009

Revenues increased to $2,188,149from$293,282 for the years ended December 31, 2010 and 2009 respectively.  This increase was primarily attributable to the acquisition of Brownies Waste Water Solutions, Inc. in July 2010 and to a lesser extent, the implementation of our marketing plan.

Cost of goods sold increased to $1,606,404and $235,481for the years ended December 31, 2010 and 2009, respectively.  Our cost of goods sold is directly related to the increase in our sales from the acquisition of Brownies Waste Water Solutions, Inc., Vac N Jet Services, and Grease Recovery Solutions.   In addition, cost of goods sold increased due to an increase in volume of waste.

	December 31, 2010	December 31, 2009
Disposal	107,884	138,213
Job materials	493,062	12,378
Equipment rental for job	32,437	8,855
Labor	742,296	74,386
Small tools for job	179,517	1,649
Other job costs	51,208	-
Total Cost of Goods Sold	1,606,404	235,481

General and administrative expense decreased to $2,671,968 from $4,809,520 for the years ended December 31, 2010 and 2009, respectively due to a decrease in the value of common stock issued for services in 2010 as compared to 2009.  General and administrative expense for the years ended December 31, 2010 and 2009, included non-cash, non-recurring expenses, respectively, related to the issuance common stock issued for services.

Depreciation and amortization increased to $174,197 from $8,712for the years ended December 31, 2010 and 2009, respectively.  The increase in depreciation and amortization was due to (i) the acquisition of Brownies Waste Water Solutions, Inc. and (ii) the property and equipment purchased on December 13, 2010 (See Note 12 - Business Combinations and Note 13 – Assets Purchased in the accompanying consolidated financial statements).

Interest Expense increased to $282,327from $137,940for the years ended December 31, 2010 and 2009, respectively.  Our interest expense is related to the cost of debt. For the fiscal year ended December 31, 2010, we had interest expense from debt in the amount of $144,183andinterest expense from a beneficial conversion feature, which is a non-recurring expense, in the amount of $139,144.

Net loss for the years ended December 31, 2010 and 2009 decreased to $2,540,899 from $4,948,484 respectively.

Liquidity and Capital Resources

The Company has two material notes, one from our Chief Executive Officer for approximately $320,000 and another to a traditional banking relationship, Reunion Bank for approximately $325,000.  The Company is presently not in compliance with the debt coverage ratio loan covenant on the Reunion Bank debt and has reclassified the debt as current due to its non-compliance. The Company is presently making timely monthly payments and is current with all payment requirements and Reunion has not demanded that the loan be repaid as a result of non-compliance with the debt covenant.

Our cash used in operating activities was $116,307 and $96,558 for the years ended December 31, 2010 and 2009, respectively.  There was not a significantchange in the amount of cash used in our operating activities from 2009 to 2010.

Cash used by investing activities was $695,331and $0for the years ended December 31, 2010 and 2009, respectively. The increase in cash used in investing is related to $902,494payments for the acquisition of property and equipment offset by $207,000 in cash acquired as part of the Brownies acquisitions.

Cash provided by financing activities was $986,772 and $96,558for the years ended December 31, 2010 and 2009, respectively. We received proceeds from the notes payable from our related parties of $247,430 and $123,804 for December 31, 2010 and 2009, respectively. We received $1,275,000 in proceeds from notes payables which included $325,000 from Reunion bank which was used to refinance the Note payable to Security Fortress Ltd, Inc. assumed in the acquisition of Brownies Waste Water Solutions in the amount of $264,473 plus accrued interest, $100,000 in advances from a third party individual, and a $850,000 note issuedin the acquisition of assets with Clean Fuels, LLC. We also received $132,500 on the issuance of convertible notes. The Company repaid the Note of Security Fortress Ltd, Inc. in the amount of $264,473, and made payments of $300,000 on the note to Clean Fuels, LLC on the $93,679related party note.

We entered into and assumed liabilities from Brownies in our Acquisition of the Company in the amount of $1,013,542.  We borrowed funds from third parties in the amount of $207,500 and our Chief Executive Officer in the amount of $59,400 to enable us to purchase the equipment from Clean Fuels, LLC on December 13, 2010.  We entered into a working capital revolving line of credit of $50,000 with Reunion Bank of which we borrowed $0 in 2010.

The Company currently has negative working capital and will need additional funds through equity financing and borrowing. We anticipate that we will need $500,000over the next 12 months to maintain the operations of the Company.

We acquired an operating waste water services company, Brownies Waste Water Solutions, Inc., and other assets from Clean Fuel, LLC in the year ended December 31, 2010. We are currently not party to any binding agreements to acquire one or more operating companies and have not completed due diligence to the extent that an estimate can be made based on reasonable assumptions as to the costs required to establish or acquire waste collection and treatment plant in Central Florida.

We plan to attempt to acquire operating companies in the waste water services sector and develop commercial applications to convert our vertically collected waste to energy and organic nutrients (fertilizer) and build and operate a significant waste collection and treatment plant in Central Florida.

We are currently investigating opportunities regarding the acquisition of companies in the waste water services sector as well as the leasing or acquisition of companies in the waste water services sector.

To that end, we have entered into a Letter of Intent regarding the acquisition by us of one such company. This letter of Intent is not binding on either party, and no assurance can be made that we will acquire this company.

In the event that we enter into a binding agreement to either (a) acquire a company or companies in the waste water services sector or (b) lease or acquire companies in the waste water services sector we believe we will be required to undertake significant capital expenditures. Historically, our sources of liquidity have been (a) Revenues from operations (b) Loans from senior officers and (c) Bank loans.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Freedom Environmental Services, Inc.
Orlando, Florida

We have audited the accompanying consolidated balance sheet of Freedom Environmental Services, Inc. and subsidiaries (the “Company”), as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The consolidated financial statements for the year ended December 31, 2009, before the restatement described in Note 15, were audited by other auditors whose report expressed an unqualified opinion on those consolidated financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freedom Environmental Services, Inc. and subsidiaries as of December 31, 2010 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also audited the adjustments described in Note 15 that were applied to restate the 2009 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss for the year ended December 31, 2010 of $2,540,899,an accumulated deficit at December 31, 2010 of $20,479,604, cash flows used in operating activities of $116,307 and needs additional cash resources to maintain its operations. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
June 6, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Freedom Environmental Services, Inc.
Orlando, Florida

We have audited the accompanying consolidated balance sheet of Freedom Environmental Services, Inc. (Company) and subsidiary as of December 31, 2009, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Freedom Environmental Services, Inc. and subsidiary as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Tarvaran Askelson& Company, LLP

Laguna Niguel, California
May 5, 2010

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

CURRENT ASSETS
Cash	$175,134	$-
Accounts receivable - net of allowance of of $45,300 and $0	238,618	10,952
Inventory	70,658	-
Prepaid Expenses	5,230	-
Total current assets	489,640	10,952

PROPERTY AND EQUIPMENT, , net of accumulated depreciation of $154,197 and $14,777	2,154,349	2,354

Intangible asset (customer list) - net of accumulated amortization of $18,057 and $0	181,943	-
TOTAL ASSETS	$2,825,932	$13,306

CURRENT LIABILITIES:
Bank overdraft	$-	$5,037
Accounts payable	440,895	160,831
Accrued expenses	184,546	807,090
Accrued interest - related parties	30,938	-
Line of credit	13,177	13,177
Notes payable	1,069,031	-
Notes payable - related party	456,900	495,986
Convertible notes payable	114,500	-
Convertible notes payable - related parties	-	271,875
Total current liabilities	2,309,987	1,753,996

TOTAL LIABILITIES	2,309,987	1,753,996

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value, 75,000,000 shares authorized:
Series A, Convertible - 3,177,111 and none issued and outstanding
as of December 31, 2010 and 2009, respectively	3,177	-
Common stock, $0.001 par value, 200,000,000 shares authorized;
103,444,617 and 16,917,707 issued and outstanding
as of December 31, 2010 and 2009, respectively	103,445	16,918
Additional paid-in capital	20,888,927	16,181,098
Accumulated deficit	(20,479,604)	(17,938,705)
Total stockholders' equity (deficit)	515,945	(1,740,689)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,825,932	$13,306

The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009
		Restated

Revenues	$2,188,149	$293,282
Total	2,188,149	293,282

COST OF SALES	1,606,404	235,481

GROSS PROFITS	581,745	57,802

OPERATING EXPENSES:
General and administrative	2,671,968	4,809,520
Selling and marketing	-	50,114
Impairment of goodwill	132,595	-
Depreciation expense	35,754	8,712
Total operating expenses	2,840,317	4,868,346
OPERATING LOSS	(2,258,572)	(4,810,544)

OTHER EXPENSES
Interest expense	(282,327)	(137,940)
Total other expenses	(282,327)	(137,940)

NET LOSS	$(2,540,899)	$(4,948,484)

NET LOSS PER SHARE:
Basic and diluted:	$(0.05)	$(0.22)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted:	55,242,677	22,407,365

The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009

Net loss	$(2,540,899)	$(4,948,484)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad debt expense	59,243	-
Depreciation and amortization	174,197	8,712
Common stock issued for services	1,410,851	3,902,832
Common stock issued for services - related parties	58,125	-
Goodwill impairment	132,595	-
Common stock issued for conversion of debt	-	418,041
Beneficial Conversion Feature / amortization of debt discount	139,144	-
Changes in operating assets and liabilities:
Accounts receivables	10,310	(8,277)
Other assets	(5,548)	6,686
Inventory	(36,392)	-
Deposits	-	5,049
Accounts payables	227,258	91,899
Accrued expenses	223,872	426,984
Accrued interest - related parties	30,937	-
Net cash used in operating activities	(116,307)	(96,558)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received on acquisition of Brownies	207,163	-
Purchase of equipment	(902,494)	-
Net cash used in investing activities	(695,331)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(5,037)	(15,434)
Repayment of note payable	(569,442)	(9,994)
Repayment of note payable - related parties	(93,679)	-
Repayment of note payable - related parties	-	(1,818)
Proceeds from note payable	1,275,000	-
Proceeds from note payable - related parties	247,430	123,804
Proceeds from convertible note payable	132,500	-
Net cash provided by financing activities	986,772	96,558

INCREASE IN CASH	175,134	-
CASH, BEGINNING OF YEAR	-	-
CASH, END OF YEAR	$175,134	$-

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$29,209	$137,940
Taxes paid	$-	$-

NONCASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock for the conversion of debt	$447,628	$418,041
Exstinguishment of Debt per Asset Purchase Agreement	$1,247,155	$-
Warrant issued for asset acquisition	$95,308	$-
Common stock issued as collateral for debt	$10,000
Common stock issued for payables	$185,000	$-
Preferred stock issued for payables	$47,657	$-

The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

DECEMBER 31, 2008	703,162	$703		$-	$11,876,440	$(12,990,221)	$(1,113,078)

Common stock issued for services	14,549,045	14,549			3,888,283		3,902,832

Common stock issued for the conversion of debt	1,665,500	1,666			416,375		418,041

Net loss						(4,948,484)	(4,948,484)

DECEMBER 31, 2009	16,917,707	$16,918	-	$-	$16,181,098	$(17,938,705)	$(1,740,689)

Common stock issued for Asset Purchase Agreement	48,000,000	48,000			1,152,000		1,200,000

Common stock cancelled	(1,333,333)	(1,333)			(32,001)		(33,334)

Common stock issued for services	9,341,000	9,341			1,459,634		1,468,975

Forgiveness of debt by Shareholder		-			1,247,155		1,247,155

Beneficial conversion feature attributable to convertible notes issued	-	-			139,144		139,144

Common stock issued for the conversion of debt and accrued interest	17,435,910	17,436			430,192		447,628

Warrants issued for purchase of assets	-	-			95,308		95,308

Common stock issued for the settlement of accrued compensation	3,083,333	3,083			181,917		185,000

Preferred stock issued for the settlement of accrued compensation	-	-	3,177,111	3,177	44,480		47,657

Common stock issued as collateral on debt	10,000,000	10,000			(10,000)		-

Net loss						(2,540,899)	(2,540,899)

DECEMBER 31, 2010	103,444,617	$103,445	3,177,111	$3,177	$20,888,927	$(20,479,604)	$515,945

	The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM ENVIRONMENTAL SERVICES, INC.  AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2009

NOTE 1 - DESCRIPTION OF BUSINESS

Freedom Environmental Services, Inc. (the “Company” or “Freedom”) was incorporated under the laws of the State of Delaware on October 6, 1978 as United States Aircraft Corp and has undergone numerous name changes, the most recent being on June 11, 2008 when the Company amended its certificate of incorporation in order to change its name from BMXP Holdings, Inc. to Freedom Environmental Services, Inc.

The Company, through its wholly owned subsidiary Brownies, is in the business of providing Waste Water and Storm-water System Management, Grease and Organics Collection and Disposition and Commercial Plumbing and Water System Management to commercial customers and Waste Water management services to residential customers. The Company also intends to develop and produce fuels and natural bio-organic products (such as fertilizer) derived from waste and by-products.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has a net loss for the year ended December 31, 2010 of $2,540,899, an accumulated deficit at December 31, 2010 of $20,479,604, cash flows used in operating activities of $116,307 and needs additional cash flows to maintain its operations.

These factors raise doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s continued existence is dependent upon management’s ability to develop profitable operations, continued contributions from the Company’s executive officers to finance its operations and the ability to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of the Company’s products and business.

NOTE 3 - BASIS OF PRESENTATION

On July 17, 2010 the Company acquired 100% of Brownies Waste Water Solutions, Inc. and B & P Environmental LLC (“Brownies”). As such, Brownies became a wholly-owned subsidiary of the Company.

The Company has consolidated Freedom Environmental, Inc., Freedom Environmental, LLC (inactive), Brownies, and Grease Recovery Solutions, LLC and eliminated all significant intercompany transactions in the accompanying consolidated financial statements.

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

Revenue Recognition

Revenue includes product sales and provision of services. The Company recognizes revenue from product sales and provision of services at the time evidence of an arrangement exists, fees are contractually fixed or determinable, collection is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance.

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company reserved $45,300 as allowance for doubtful accountants at December 31, 2010 and wrote off $59,243 in bad debt during 2010.

Advertising Expense

Advertising costs are charged to expense as incurred and are included in sales and marketing expenses in the accompanying financial statements.  The Company recognized advertising expenses of $31,458 and $50,048for the years ended December 31, 2010 and 2009, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2010, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.  The Company’s inventory is comprised of supplies and parts used in the Company’s operations. The Company evaluates the need to record adjustments for obsolescence for inventory on a regular basis.  At December 31, 2010, the value of the Company’s inventory was $70,658 and at December 31, 2009, the value of the Company’s inventory was $0.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives ranging from three to ten yearsof the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized.  Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.  The Company impaired goodwill for the acquisition of Brownies Waste Water Solutions of $132,595 and recognized a client list with an estimated fair value of $200,000 during the year ended December 31, 2010.  The Company estimates that the customer list has a five year life and has amortized approximately $20,000 in the year ended December 31, 2010.

Impairment of Long-Lived Assets

Property and equipment, and purchased intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2010, the Company did not record any liabilities for uncertain tax positions.

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized over the vesting or requisite service period.  The Black-Scholes option-pricing model is used to estimate the fair value of options or warrants granted.

Basic and Diluted Net Loss Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.
Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss.

At December 31, 2010, common stock equivalents consisted of no options and 5,000,000 of common stock warrants.

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
•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value. measurement

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentations.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that it will be required to adopt in the future are summarized below.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company in the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material consolidation on our consolidated financial statements.

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

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s property and equipment as of December 31, 2010 and 2009 are as follows:

	December 31,	December 31,
	2010	2009
Trucks and Autos	$447,114	$
Large Equipment	1,150,085
Machinery and Equipment	503,683
Office Equipment	14,146
Electrical Equipment	193,518
Total property and equipment	$2,308,546	$17,131
Accumulated depreciation	(154,197)	(14,777)
Total	$2,154,349	$2,354

Depreciation expense for the years ended December 31, 2010and 2009 was approximately $156,000and$9,000, respectively; approximately $140,000 and $0 of depreciation expense was included in cost of sales in the accompanying consolidated statements of operations for the years ended December 31, 2010 and 2009, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable are as follows:

	December 31, 2010	December 31, 2009
Convertible promissory note with a related party bearing interest at 15% per annum and due on demand. This note was converted into shares of common stock in 2010.	$-	$271,875

Convertible promissory note with an affiliate bearing interest at 15% per annum and due on demand. This note was settled through the payment of cashand by the related party forgiving the outstanding balance and contributing it to the Company’s additional paid in capital during 2010.	-	95,000

Advances from a related party bearing interest at 15% per annum and due on demand. This note was settled through the payment of cash and by the related party forgiving the outstanding balance and contributing it to the Company’s additional paid in capital during 2010.	-	395,911

Advance from a related party bearing no interest per annum and due on demand.	100,000	-

Line of credit with an unrelated third party bearing interest at LIBOR (.78094) +3% due on demand.	13,177	13,177

Advances from related parties bearing no interest per annum and due on demand. These advances were settled by the related party forgiving the outstanding balance and contributing it to the Company’s additional paid in capital during 2010.	-	5,075

Line of credit with an unrelated third party bearing interest at prime (3.25%) plus 2% per annum, due and payable on October 28, 2015 with a monthly principal and interest payment of $6,295 per month, secured by the assets of the Company and recorded liens on certain equipment of the Company, guaranteed by the Company’s president.	320,031	-

Convertible note bearing interest at 8% per annum, maturity date in February 2011. The company evaluated the terms of the note and recorded a beneficial conversion feature in the amount of $59,644 at the inception of the agreement. This note was repaid in 2011.	32,000	-

Convertible note bearing interest at 8% per annum, maturity date in August 2011. The company evaluated the terms of the note and recorded a beneficial conversion feature in the amount of $29,500 at the inception of the agreement. This note was repaid in 2011.	32,500	-

Convertible note bearing interest at 8% per annum, maturity date in April 2011. The company evaluated the terms of the note and recorded a beneficial conversion feature in the amount of $50,000 at the inception of the agreement. This note was repaid in 2011.	50,000	-

Promissory note with an unrelated third party bearing no interest per annum requires a monthly payment of $2,500 and matures in June 2012. The Company disputes this note payable as representation of the fitness of the equipment purchased from Vac & Jet were not fully disclosed.	60,000	-

Note with an unrelated third party bearing no interest, requires a monthly payment of $1,500 per months and matures in October2012.	39,000	-

Note with an affiliated company bearing interest at 18% per annum and due on demand.	322,500	-

Note with an affiliated company bearing interest at 18% per annum and due on demand.	59,400

Note with a related party bearing interest at 18% per annum and originally due in February 2011 but extended to June 2011. The note was secured by 10,000,000 shares of the Company’s common stock.During 2011 this note was paid in full.	75,000	-

Note with an unrelated third party bearing no interest, due on March 31, 2011. During 2011 this note was paid in full.	550,000	-

Total Notes Payable	1,653,608	781,038

less: Current Portion	(1,653,608)	(781,038)

Long Term Portion	$-	$-

During the year ended December 31, 2010, the CEO of the Company forgave $1,247,155 of debt of the Company and the amount was recorded as additional paid-in capital.

Reunion Bank Loan Covenants

The Company entered into a 5 year loan agreement with Reunion Bank for the amount of $325,000 with a balance of $320,031 as of December 31, 2010.  The loan covenants are as follows:

•	The Company is to maintain 1.25X Debt Coverage Ratio;
•	The Company is to maintain Tangible Net Worth of $400,000;
•	The Company agrees no dividends will be paid without Bank consent;
•	The Company agrees to provide internally prepared financial statements quarterly;
•	The Company will provide tax returns annually; and,
•	Guarantors (Michael Borish individually and the Company) to provide tax returns /financial statements annually.

The Company is presently not in compliance with the debt coverage ratio and as such has reclassified the debt as a current liability in the accompanying consolidated balance sheet. No demand for payment has been made as a result of the breach of the loan covenant.

NOTE 7 – COMMITMENT AND CONTINGENCIES

The Company has entered into various consulting agreements with outside consultants. However, certain of these agreements included additional compensation on the basis of performance.  The consulting agreements are with key shareholders and advisers that are instrumental to the success of the Company and its development of its products and services.

As a result of the business combination with Brownies in 2010(see Note 12 – Business Combination), the Company assumed liabilities which included an outstanding invoice of $21,000 for required cleanup in Orange County, Florida, $18,000 of unpaid personal property taxes from 2008 and 2009 and a claim made by Shelly Septic for $57,000. The Company settled the $21,000 matter in Orange County.  The Company acknowledged that as a matter of statute the $18,000 in personal property taxes would attach to the equipment acquired in the Brownies transaction and has made arrangements to pay these unpaid taxes.  The Company is in negotiations in settling the matter with Shelley Septic.

NOTE 8– RELATED PARTY TRANSACTIONS

Our CEO and companies under his control forgave the following debt and other liabilities during 2010:

Notes Payable Shareholder	$405,819
Notes Payable Resort Marketing	84,300
Accrued Interest	181,266
Accounts Payable	89,421
Visa RBC Centura 1702	5,934
RBC Centura 1694	7,079
Accrued Interest	362.
Accrued Compensation-CEO	368,183
Accrued Payroll – CEO	99,717
Advances by Shareholders	5,075
Total Debt Forgiven and Recognized as Additional Paid-In Capital in the Accompanying Consolidated Financial Statements	$1,247,155

NOTE 9- REVERSE SPLIT

On September 23, 2008, the Company entered into a 1:50 reverse stock split. After the completion of the reverse stock split all share amounts in the consolidated financial statements were retroactively restated.

NOTE 10- EQUITY

Preferred Stock

The Company authorized 75,000,000 shares of preferred stock, at $.001 par value of which 3,177,111 are Series A Convertible preferred shares issued and outstanding as of December 31, 2010.  The Corporation established and designates the rights and preferences of a Series A Convertible Preferred Stock, and reserves 5,000,000 shares of preferred stock against its issuance, such rights, preferences and designations.  Each share of the Series A Convertible Preferred Stock shall have 300 votes on all matters presented to be voted by the holders of common stock and is convertible to common stock on a one for one basis.  The Company has 3,177,111 Series A Convertible Preferred Stock issued and outstanding as of December 31, 2010.During the year ended December 31, 2010 the Company issued 3,177,111 shares of Series A Convertible Preferred Stock to itsCEO and COO for settlement of accrued compensation in the amount of $47,657.

Common Stock

As of December 31, 2010 the Company had authorized 200,000,000 shares of common stock, at $0.001 par value and 103,444,617 are issued and outstanding.

2010

During the year ended December 31, 2010 the Company issued 48,000,000 common shares and cancelled 1,333,333 common shares in the acquisition of Brownies valued at $1,166,666, the Company issued 12,424,333 common shares for services and expensed $1,653,975 for services rendered by consultants.  The Company issued 17,435,910 of common stock for principal and accrued interest on debt in the amount of $447,628, The Company issued 10,000,000 common shares as collateral for debt to a related party.

2009

On July 15, 2009, Company issued 367,500 shares of common stock to its officer for the conversion of debt.  The common shares were valued at the closing trading price of $.01 on the grant date.

On July 15, 2009 issued 50,980 shares of common stock to a shareholder for the conversion of debt.  The common shares were valued at the closing trading price of $.01 on the grant date.

On September 24, 2009, the Company issued 7,400,000 shares of common stock to its officer for services rendered.   The common shares were valued at the closing trading price of $.25 on the grant date for a cumulative value of $1,850,000.

On September 24, 2009, the Company issued 400,000 shares of common stock to a shareholder for services rendered.   The common shares were valued at the closing trading price of $.25 on the grant date for a cumulative value of $100,000.

On September 29, 2009, the Company issued 6,000,000 shares of common stock to our officer for services rendered.   The common shares were valued at the closing trading price of $.25 on the grant date for a cumulative value $1,500,000.

On September 29, 2009, the Company issued 325,000 shares of common stock to shareholder for services rendered.   The common shares were valued at the closing trading price of $.25 on the grant date for a cumulative value $81,250.

On September 24, 2009 the Company issued 400,000 shares of common stock to consultants for services rendered.  The common shares were valued at the closing trading price of $.25 on the grant date and expensed $100,000.

On September 29, 2009 the Company issued 325,000 shares of common stock to consultants for services rendered.  The common shares were valued at the closing trading price of $.25 on the grant date and expensed $81,250.

On October 29, 2009 the Company issued 600,383 shares of common stock to consultants for services rendered.  The common shares were valued at the closing trading price of $.25 on the grant date and expensed $300,383.

On November 4, 2009 the Company issued 25,000 shares of common stock to consultants for services rendered.  The common shares were valued at the closing trading price of $.25 on the grant date and expensed $2,750.

On November 17, 2009 the Company issued 320,000 shares of common stock to consultants for services rendered.  The common shares were valued at the closing trading price of $.25 on the grant date and expensed $96,000.

Warrants

The Company values all warrants using the Black-Scholes option-pricing model.  Critical assumptions for the Black-Scholes option-pricing model include the market value of the stock price at the time of issuance, the risk-free interest rate corresponding to the term of the warrant, the volatility of the Company’s stock price, dividend yield on the common stock, as well as the exercise price and term of the warrant.  The warrants are not subject to any form of vesting schedule and, therefore, are exercisable by the holders anytime at their discretion during the life of the warrant.  No discounts were applied to the valuation determined by the Black Scholes option-pricing model.

The Company has warrants but no options outstanding as of December 31, 2010.The warrants consist of 5,000,000 warrants to purchase common stock of the Company at a $.10 exercise price which are fully vested and have a three (3) year expected life and expire December 13, 2013and were valued at $95,308 using the Black-Scholes option-pricing model. The following inputs and assumptions were used in the option-pricing model:

Expected Dividend yield	None
Volatility	287.81%
Weighted average risk free interest rate	5.53%
Weighted average expected life(in years)	3.00

NOTE 11 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2010 and 2009 consist of the following:
	December 31,
	2010	2009
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$286,797	$1,554,881
State	48,150	-
	334,947	1,554,881
Valuation allowance	(334,947)	(1,554,881)
Provision benefit for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2010	2009

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	5.4%	5.4%
Valuation allowance	(39.40%)	(39.40%)
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,
	2010	2009

Net operating loss carryforward	7,321,795	6,986,848
Valuation allowance	(7,321,795)	(6,986,848)

Deferred income tax asset	$-	$-

The Company has a net operating loss carryforward of approximately $20 million available to offset future taxable income through 2030.For income tax reporting purposes, the Company’s aggregate unused net operating losses are subject to limitations of Section 382 of the Internal Revenue Code, as amended. Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The consolidation of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence, giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. At that time the Company continued to have sufficient positive evidence, including recent cumulative profits, a reduction in operating expenses, the ability to carry-back losses against prior taxable income and an expectation of improving operating results, showing a valuation allowance was not required. At the end of the year ended December 31, 2010, changes in previously anticipated expectations and continued operating losses necessitated a valuation allowance against the tax benefits recognized in this quarter and prior quarters since they are no longer “more-likely-than-not” realizable. Under current tax laws, this valuation allowance will not limit the Company’s ability to utilize U.S. federal and state deferred tax assets provided it can generate sufficient future taxable income in the U.S.

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

NOTE 12 – BUSINESS COMBINATION

On July 17, 2010, the Company entered into a purchase agreement (the “Asset Purchase Agreement”) with the owners of Brownies Waste Water Solutions, Inc., B&P Environmental Services LLC (Michael J. Ciarlone, Harvey Blonder and Gary A. Goldstein and Anita Goldstein, Robin and Robert Bailey, hereinafter referred to as the “Sellers”).  Pursuant to the Asset Purchase Agreement, and upon the terms and subject to the conditions thereof, the Company purchased all of the Member Interests of B&P Environmental Services LLC and all of the issued and outstanding shares of Brownies Waste Water Solutions, Inc. (the “Acquisition”).  The purchase price for the Acquisition consisted of the issuance of a net aggregate of 46,666,667 shares which includes 48,000,000 common shares issued in the transactions and the respectively 1,333,333 common shares cancelled in consideration (the “Share Consideration”) to the parties that comprise the holders of both/or Member Interests of B&P Environmental Services LLC and issued and outstanding shares of Brownies Waste Water Solutions, Inc.

There was not a pre-existing relationship between the sellers and the Company prior to the transaction.

The Company acquired a substantial amount of assets in the transaction, which are considered to meet the definition of a business in accordance with FASB codification Topic 805, "Business Combinations", and as such, the Company accounted for the acquisition as a business combination.

Management determined that the Company was the acquirer in the business combination in accordance with  FASB codification Topic 805, "Business Combinations", based on the following factors: (i) there was not a change in control of the Company, since the Sellers did not obtain a controlling financial interest or the power to control the Company through a lesser percentage of ownership, by contract, lease, agreement with other stockholders, or by court decree; (ii) the Company was the entity in the transaction that issued its equity instruments, and in a business combination, the acquirer usually is the entity that issues its equity interests; (iii) the Company’s directors retained the largest relative voting rights of the Company post-transaction; and (iv) the composition of the Company’s board of directors and management did not change post-acquisition.

The reasons for the acquisition were that the companies had similar business models that allow the company to expand its operations and services.  Also, with the acquisition of Brownies the Company can expand its market share of the sewage disposal market.

The acquisition gave rise to goodwill which was impaired immediately and an intangible asset, a client list, with an estimated life of five years because of management’s belief that the client list had value but did not have an economic useful life longer than a period of five years.

The net purchase price paid for the Acquisition was 46,666,667 restricted shares of the Company’s common stock. The shares had a quoted market price of $.025 per share on July 17, 2010 or an aggregate quoted market value of approximately $1,166,667. The results of Brownies’ operations since July 17, 2010 have been included in the consolidated financial statements.  The following table summarizes the consideration paid by the Company and the amounts of the assets acquired and liabilities assumed at the acquisition date.  The purchase price for the Acquisition consisted of the issuance of a net aggregate of 46,666,667 shares which includes 48,000,000 common shares issued in the transactions net of the 1,333,333 common shares cancelled (the “Share Consideration”) to the parties that comprise the holders of both/or Member Interests of B&P Environmental Services LLC and issued and outstanding shares of Brownies Waste Water Solutions, Inc.

Purchase Price Allocation	July 17, 2010
Fair Value of Consideration:
Equity instruments (46,666,667 common shares of Freedom Environmental Services, Inc.)	$1,166,667
Fair Value of Assets acquired:
Cash	207,163
Assets:
Equipment	1,308,390
Prepaid expense	1,625
Accounts receivables	297,219
Inventory	34,266
Client list	200,000
Total assets	$2,048,663
Fair Value of Liabilities assumed:
Liabilities	1,014,591
Fair value of netassets	$1,034,072
Goodwill	132,595
Total purchase price	$1,166,667

Liabilities Assumed:
Royal Bank of Canada	$13,177
Convertible Note Payable	50,000
Notes Payable Vac& Jet	60,000
Notes Payable Caterpillar	39,000
Notes Payable Resort Marketing	322,500
Notes Payable Security Fortress Ltd	264,800
Accounts Payable	265,814
Total Liabilities Assumed	$1,014,591

The following unaudited proforma consolidated results of operations have been prepared as if the Acquisition occurred at the beginning of each period presented.

	Year Ended December 31,
	2010	2009
REVENUES	4,807,603	4,170,058
Net Loss	(3,295,379)	(4,895,986)
Net loss per share basic and diluted	$(0.04)	$(0.07)

Weighted average of shares outstanding	81,241,781	69,074,032

NOTE 13 – ASSETS PURCHASED

On December 13, 2010, the Company entered into an Asset Purchase Agreement (the “APA”) with Clean Fuel, LLC.  Pursuant to the APA, and upon the terms and subject to the conditions thereof, the Company agreed to purchase equipment from Clean Fuel, LLC.  The purchase price for the assets consisted of $850,000 in cash and 5,000,000 warrants at a $.10 exercise price which are fully vested and have a three (3) year life at the date of closing of the APA.  The value of the warrants based on Black Scholes is $95,308.

The APA closed on December 13, 2010.  The equipment was put in a wholly-owned subsidiary of Freedom, Grease Recovery Solutions, LLC, a Florida Corporation (“Grease”).  This equipment purchased from Clean Fuel LLC was idle prior to acquisition.

The fair value of the consideration and the assets acquired is based on the aggregate value of the cash and the black Scholes value of the warrants that was exchanged for the property and equipment.
Purchase Price Allocation	December 31, 2010
Fair Value of Consideration:
Cash	$850,000
Equity instruments (5,000,000 warrants at a $.10 exercise price)	95,308
Total Purchase Price	945,308
Fair Value of Assets acquired:
Assets:
Property and Equipment	945,308
Total assets	$945,308
Fair value of total assets	$945,308
Total purchase price	$945,308

NOTE 15 – RESTATEMENT

	December 31, 2009 Originally Stated	December 31, 2009 Restated	December 31, 2009 Restatement
Disposal	25,881	138,213	112,332
Job materials	2,673	12,378	9,705
Sand	-	-
Permits for job site	-	-
Equipment rental for job	8,138	8,855	717
Labor	14,260	74,386	60,126
Small tools for job	1,649	1,649	-
Total Cost of Sales	52,601	235,481	182,880
General and Administrative	4,992,400	4,809,520	(182,880)

The Company restated expenses that were previously treated as general and administrative expenses as cost of sales to appropriatelyreflect the Company’s cost of statements in the accompanying consolidated statement of operations for 2009.

NOTE 16– SUBSEQUENT EVENTS
In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events through the date the consolidated financial statements were issued, and have determined that the following events are reasonably likely to impact the financial statements and require disclosure:

In January 3, 2011 the Company issued 1,311,475 of common stock for the conversion of $8,000 of convertible debt.

On January 4, 2010 the Company issued 500,000 common shares to Dr. Scott Levine for his appointment to the advisory board of the board of directors.

On January 7, 2011 the Company issued 4,400,000 in common shares for investor relations services.

On January 12, 2011 the Company issued 1,538,462 in common shares for the conversion of $10,000 of convertible debt.

On January 13, 2011 the Company issued 1,230,769 in common shares for the conversion of $8,000 of convertible debt.

On January 13, 2011 the Company issued 1,000,000 in common shares for investor relations.

On January 19, 2011 the Company issued 1,230,769 in common shares for the conversion of $8,000 in convertible debt.

On January 31, 2011 the Company issued 816,540 in common shares for the conversion of $10,615 in convertible debt.

On February 2011, the company issued 4,945,802 in common shares for the conversion of $50,000 principle and $2,000 interest of convertible debt.

On February 2011, the company issued 600,000 common shares to as payment on an outstanding loan.

On 01/07/2011, the Company issued 800,000 and 1,759,000 preferred shares to Michael Ciarlone and Michael Borish in lieu of two months of compensation.

The Company paid the entire outstanding balance of notes payables to Asher Enterprises of approximately $48,500.

The Company paid the remaining balance of $550,000 notes payable.

On March 13, 2011 the Company entered into a contract with Dr. Scott Levine, a related party, where as Dr. Levine agreed to loan $75,000 dollars in exchange for one million restricted shares of common stock and 1,000,000 stock warrants.  The note is due on June 15, 2011 and collateralized by 10,000,000 shares of the Company’s common stock.  The shares can only be converted if the note payable is delinquent and not paid in full by June 15, 2011.

On January 1, 2011 the Company entered into a one year yellow grease purchase agreement with Delta Integrated Industries LLC.  In that agreement the Company agreed to sell fifty thousand (50,000) galls per month of yellow grease per month to Delta.  This agreement has been terminated as Delta submitted a check that was NSF which terminated the agreement.

* * * * * * * * * * * *

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective March 14, 2011, the Registrant dismissed Averett, Warmus, Durkee, Osborn, Hennings, CPAs, which firm did not audit Registrant’s financial statements but performed a review on September 30, 2010.  The change in the Registrant’s auditors was recommended and approved by the Board of Directors of the Registrant.

Averett, Warmus, Durkee, Osborn, Hennings, CPAs did not issue any audit reports on the financial statements for any years.

During the period November 8, 2010 through March 14, 2011 through the date of the termination of Averett, Warmus, Durkee, Osborn, Hennings, CPAs there have been no disagreements with Averett, Warmus, Durkee, Osborn, Hennings, CPAs(as defined in Item 304(a)(1)(iv) of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Averett, Warmus, Durkee, Osborn, Hennings, CPAs, would have caused them to make reference thereto in their report on financial statements for such years.

During the period November 8, 2010 through March 14, 2011 through the date of the dismissal of Averett, Warmus, Durkee, Osborn, Hennings, CPAs, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

(b) New independent registered public accounting firm.

On March 14, 2011, and effective the same date, on the recommendation of the Registrant’s Board of Directors, the Registrant engaged GBH CPAs, PC as its independent registered public accounting firm to audit the Registrant’s financial statements for the fiscal year ended December 31, 2010 and to perform procedures related to the financial statements included in the Registrant’s quarterly reports on Form 10-Q, beginning with the quarter ending March 31, 2011.

During the two fiscal years ended December 31, 2009 and 2008, and through the date of the engagement of GBH CPAs, PC, neither the Registrant nor anyone on its behalf has consulted with GBH CPAs, PC, regarding either:

(a)
The application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s financial statements, and neither was a written report provided to the Registrant nor was oral advice provided that GBH CPAs, PC, concluded was an important factor considered by the Registrant in reaching a decision as to an accounting, auditing, or financial reporting issue; or

(b)	Any matter that was either the subject of a disagreement or a reportable event, as each term is defined in Items 304(a)(1)(iv) or (v) of Regulation S-K, respectively.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of December 31, 2010.

An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than aremote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis byemployees in the normal course of their work. Our management’s assessment is that the Company did not maintain effective internalcontrol over financial reporting as of December 31, 2010 within the context of the framework established by the Committee ofSponsoring Organizations of the Treadway Commission (COSO). Based on our internal control over financial reporting as designed,documented and tested, we identified multiple material weaknesses primarily related to maintaining an adequate control environment.
The material weaknesses in our internal controls related to inadequate staffing within our accounting department and uppermanagement, lack of controls regarding the assignment of authority and responsibility, lack of consistent policies and procedures,inadequate monitoring of controls and inadequate disclosure controls.

Management noted that there were also material weaknesses related to the policies and procedures that:

·   Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of ourassets;
·   Provide reasonable assurance that the receipts and expenditures of the Company are being made only in accordance withauthorizations of management and directors of the Company; and
·   Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Limitation of Internal Controls

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

ITEM 9B. OTHER INFORMATION

There are no events required to be disclosed by the Item.

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

Name	Age	Title

Michael S. Borish	47	Chairman, CEO, CFO, Sole Director
Michael Ciarlone	42	Chief Operating Officer

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

Michael Ciarlone

From 2008 through 2010, Michael was an employee of Brownies Waste Water Solutions, Inc.

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

Compliance with Section 16(A) Of The Exchange Act 9.A. Directors And Executive Officers, Promoters, And Control Persons:

As of December 31, 2010, the Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have not been timely,

Code of Ethics

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information concerning all compensation paid, earned or accrued for service by (i) our Principal Executive Officer and Principal Financial Officer and (ii) all other executive officers who earned in excess of $100,000 in the three fiscal years ended December 31, 2010,  and each of the other two most highly compensated executive officers of the Company who served in such capacity at the end of the fiscal year whose total salary and bonus exceeded $100,000 (collectively, the “Named Executive Officer”):

2010 and 2009 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Michal Borish	2010 2009	148,503- 185,000	- -	36,497	- -	- -	- -	- -	185,000 185,000
Chairman of the Board Chief Executive Officer, Principal Accountant,		-	-		-	-	-	-	-
Michael Ciarlone Chief Operation Officer	2010 2009	75,000 -		11,036					86,036 -

2010 and 2009 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2010:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael Borish	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

Michael Ciarlone	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

2010 and 2009 OPTION EXERCISES AND STOCK VESTED TABLE

		Option Awards		Stock Awards
Name	Year	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
NONE

2010 and 2009 PENSION BENEFITS TABLE

Name	Year	Plan Name	Number of Year of Credited Service	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Years (s)
NONE

2010 and 2009 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Year	Executive Contribution in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions	Aggregate Balance of Last Fiscal Year-End ($)
NONE

2010 and 2009 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Borish	0 -	0	0 -	0	0	0	0

*           Based upon the aggregate grant date fair value calculated in accordance with the Accounting Codification Standard Topic 718 “Share-Based Payments. Our policy and assumptions made in valuation of share based payments are contained in the notes to our financial statements. The monies shown in the “option awards” column is the total calculated value for each individual.

2010 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursement ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
NONE

2010 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking ($)	Financial Planning/ Legal Fees ($)	Club Dues ($)	Executive Relocation ($)	Total Perquisites and Other Personal Benefits ($)
NONE

2010 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
NONE

Employment Contracts

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
The following table lists stock ownership of our Common Stock as of March 20, 2011 based on 114,656,092shares of common stock issued and outstanding on a fully diluted basis.  The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class

Michael Borish(1) c/o Freedom 11372 United Way Orlando, FL 32819	Common Stock	15,000,000	12.39%
Michael Ciarlone(1) c/o Freedom 11372 United Way Orlando, FL 32819	Common Stock	15,000,000	12.39%
Gary Goldstein(1) 1710 Lands End Road Manapan, FL 33462	Common Stock	15,000,000	12.39%
Harvey Blonder(1) 2824 Solomon’s Island Rd. Edgewater, MD 21037	Common Stock	15,000,000	12.39%
Scott Levine(1) c/o Freedom 11372 United Way Orlando, FL 32819	Common Stock	11,250,135	9.30%
All Officers and Directors As a Group (4 persons)	Common Stock	30,000,000	24.78%

(1)Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

The Company is authorized to issue 200,000,000 shares of common stock, $0.001 par value, of which 103,444,617 common shares were issued and outstanding as of December 31, 2010.

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

 Preferred Stock

The authorized 75,000,000 shares of preferred stock, at $.001 par value and 3,177,111 are issued and outstanding as of December 31, 2010.  The Corporation established and designates the rights and preferences of a Series A Convertible Preferred Stock, and reserves 5,000,000 shares of preferred stock against its issuance, such rights, preferences and designations.  Each share of the Preferred Stock shall have 300 votes on all matters presented to be voted by the holders of common stock and is convertible to common stock on a one for one basis.

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

Options and Warrants:

As of December 31, 2010 there were no options outstanding and 5,000,000 warrants issued at an exercise price of $0.10 per share with a 3 year life that expire on December 13, 2013.

Convertible Securities

At December 31, 2010, the Company had three remaining convertible notes totaling $114,500.

Amendment of our Bylaws

Our bylaws may be adopted, amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be adopted, amended or repealed by our board of directors.

Indemnification of Officers and Directors

Section 145 of the Delaware General Corporation Law, as amended, provides that we may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was our director, officer, employee or agent or is or was serving at our request as a director, officer, employee, agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. Section 145 further provides that we similarly may indemnify any such person serving in any such capacity who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in our favour, against expenses actually and reasonably incurred in connection with the defence or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the corporation unless and only to the extent that the Delaware Court of Chancery or such other court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery or such other court shall deem proper.

The effect of these provisions would be to permit indemnification for liabilities arising under the Securities Act of 1933, as amended.

Section 102(b)(7) of the Delaware General Corporation Law gives a Delaware corporation the power to adopt a charter provision eliminating or limiting the personal liability of our directors to us or our stockholders for breach of fiduciary duty as directors, provided that such provision may not eliminate or limit the liability of directors for (i) any breach of the director’s duty of loyalty to us or our stockholders, (ii) any acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) any payment of a dividend or approval of a stock purchase that is illegal under Section 174 of the Delaware General Corporation Law or (iv) any transaction from which the director derived an improper personal benefit.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling our company pursuant to the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Transfer Agent

On August 31, 2006, the Company engaged Colonial Transfer Agent to serve in the capacity of transfer agent. Their mailing address and telephone number are as follows: Colonial Stock Transfer, 66 Exchange Place, Salt Lake City, UT 84111 - (801) 355-5740.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On September 1, 2010, the Company entered into employment agreements with the CEO and COO of the Company where as the CEO will receive a $190,000 annual salary and our COO will receive a $150,000 annual salary.

The Company entered into a note agreement with Resort Marketing, an affiliate, on June 28, 2010 with an interest rate of 18% and the note is due upon demand. This note was assumed as part of the business combination with Brownies.

The Company entered into a note agreement with Resort Marketing, an affiliate, on December 13, 2010 with an interest rate of 18%. The note is due upon demand.

In the year ended December 31, 2010 the company issued 17,435,910 common stock in the conversion of debt and reduced debt and accrued interest by $508,509. In accordance with the Brownies Asset Purchase Agreement the CEO cancelled 1,333,333 in common stock.

Our CEO and companies under his control forgave the following debt and other liabilities during 2010:

Notes Payable Shareholder	$405,819
Notes Payable Resort Marketing	84,300
Accrued Interest	181,266
Accounts Payable	89,421
Visa RBC Centura 1702	5,934
RBC Centura 1694	7,079
Accrued Interest	362.
Accrued Compensation-CEO	368,183
Accrued Payroll – CEO	99,717
Advances by Shareholders	5,075
Total Debt Forgiven	$1,247,155

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  The aggregate fees billed by GBH CPAs, PC for the audit of the Company’s annual financial statements for fiscal year ended December, 31, 2010was approximately $110,000. The aggregate fees billed by Tarvaran Askelson& Company, LLP for professional services rendered for the audit of the Company’s annual financial statements for fiscal year ended December, 31, 2009 was approximately $15,000.

Audit-Related Fees. The aggregate fees billed by GBH CPAs, PC for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2010, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0.The aggregate fees billed by Tarvaran Askelson& Company, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2009, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $4,552.

Tax Fees.  The aggregate fees billed byGBH CPAs, PC and Tarvaran Askelson& Company, LLP for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2010, and 2009 were $0, and $0, respectively.

All Other Fees.  The aggregate fees billed by GBH CPAs, PC and Tarvaran Askelson& Company, LLP for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended December 31, 2010, and 2009 approximated $0 and $0,  respectively.

The Board of Directors has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board of Directors approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for its 2010 fiscal year for filing with the SEC.

The Board of Directors pre-approved all fees described above.

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

Registrant Date: June 7, 2011	Freedom Environmental Services, Inc. By: /s/ Michael Borish
Michael Borish
Chief Executive Officer (Principal Executive Officer), President

Date: June 7, 2011	By: /s/ Michael Borish
Michael Borish
Chief Financial Officer (Principal Accounting Officer),

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: June 7, 2011	By: /s/ Michael Borish
Michael Borish
Chairman