Form 10-K/A
period 2010-12-31
Freedom Environmental Services, Inc.
filed 2011-07-22
CIK 1443818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-K/A

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
(Title of Class)
Common Stock, $.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐ Yes    ☒ No

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

1

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE:

The Board of Directors and officers of the Company have decided to revise and amend certain disclosures in this Form 10-K/A for the year ended December 31, 2010.  Attached is the Statement of Cash Flows that had an inadvertent typo of $1,666 between Common Stock issued for Services and Common Stock issued for the conversion of debt and interest for year ended December 31, 2009.  Further the company incorporated the complete auditor report including paragraph which included the going concern statement.

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

/s/ Tarvaran Askelson& Company, LLP

Laguna Niguel, California
May 5, 2010

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009

Net loss	$(2,540,899)	$(4,948,484)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad debt expense	59,243	-
Depreciation and amortization	174,197	8,712
Common stock issued for services	1,410,851	3,904,498
Common stock issued for services - related parties	58,125	-
Goodwill impairment	132,595	-
Common stock issued for conversion of debt	-	416,375
Beneficial Conversion Feature / amortization of debt discount	139,144	-
Changes in operating assets and liabilities:
Accounts receivables	10,310	(8,277)
Other assets	(5,548)	6,686
Inventory	(36,392)	-
Deposits	-	5,049
Accounts payables	227,258	91,899
Accrued expenses	223,872	426,984
Accrued interest - related parties	30,937	-
Net cash used in operating activities	(116,307)	(96,558)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received on acquisition of Brownies	207,163	-
Purchase of equipment	(902,494)	-
Net cash used in investing activities	(695,331)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(5,037)	(15,434)
Repayment of note payable	(569,442)	(9,994)
Repayment of note payable - related parties	(93,679)	-
Repayment of note payable - related parties	-	(1,818)
Proceeds from note payable	1,275,000	-
Proceeds from note payable - related parties	247,430	123,804
Proceeds from convertible note payable	132,500	-
Net cash provided by financing activities	986,772	96,558

INCREASE IN CASH	175,134	-
CASH, BEGINNING OF YEAR	-	-
CASH, END OF YEAR	$175,134	$-

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$29,209	$137,940
Taxes paid	$-	$-

NONCASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock for the conversion of debt	$447,628	$418,041
Extinguishment of Debt per Asset Purchase Agreement	$1,247,155	$-
Warrant issued for asset acquisition	$95,308	$-
Common stock issued as collateral for debt	$10,000
Common stock issued for payables	$185,000	$-
Preferred stock issued for payables	$47,657	$-

The accompanying notes are an integral part of these consolidated financial statements.

RESTATEMENT OF DECEMBER 31, 2009 STATEMENT OF CASH FLOW

	December 31, 2009 Originally Stated	December 31, 2009 Restated	December 31, 2009 Restatement
Common Stock issued for services	3,902,832,	1,666	3,904,498
Common Stock issued for conversion of debt and services	418,041	(1,666)	416,375

ITEM 15: SIGNATURES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: July 24, 2011	Freedom Environmental Services, Inc. By: /s/ Michael Borish
Michael Borish
Chief Executive Officer (Principal Executive Officer), President

Date: July 24, 2011	By: /s/ Michael Borish
Michael Borish
Chief Financial Officer (Principal Accounting Officer),

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: July 24, 2011	By: /s/ Michael Borish
Michael Borish
Chairman