Form 10-Q
period 2011-03-31
Freedom Environmental Services, Inc.
filed 2011-10-18
CIK 1443818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 000-53388

FREEDOM ENVRIONMENTAL SERVICES, INC.
(Name of small business issuer as specified in its charter)

Delaware	27-3218629
( State or other jurisdiction of incorporation or organization)	( IRS Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes  ☐    No  ☒
 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 14, 2011
Common stock, $0.001 par value	128,343,434

FREEDOM ENVIRONMENTAL SERVICES, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

FREEDOM ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS:
	March 31, 2011	December 31, 2010
	(unaudited)
CURRENT ASSETS
Cash	$60,667	$175,134
Accounts recievables - net of allowance of $54,564 and $45,300	224,578	238,618
Inventory	66,908	70,658
Prepaid expenses	-	5,230
Total current assets	352,153	489,640

Property, plant and equipment, net accumulated depreciation of $264,218 and $154,197	1,974,323	2,154,349
Deposit	175,000	-
Intangible assets (customer list)- net of accumulated amortization of $30,097 and $20,000	171,846	181,943
TOTAL ASSETS	$2,673,322	$2,825,932

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Bank overdraft	$14,332	$-
Accounts payable	296,845	440,895
Accrued expenses	236,410	184,546
Accrued interest-related parties	11,277	30,938
Line of credit	32,027	13,177
Notes payable	244,000	749,000
Notes payable - related party, net of unamortized discount of $28,616	495,585	456,900
Convertible notes payable	32,500	114,500
Current portion of long-term notes payable	103,895	320,031
Other current liabilities	42,800	-
Total current liabilities	1,509,671	2,309,987

Long-term notes payable	739,969	-
TOTAL LIABILITIES	2,249,640	2,309,987

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 75,000,000 shares
authorized; Series A, Convertible 5,736,333 and 3,177,111 issued and outstanding
as of March 31, 2011 and December 31, 2010, respectively	5,736	3,177
Common stock, $0.001 par value, 200,000,000 shares authorized;
121,018,334 and 103,444,517 issued and outstanding
as of March 31, 2011 and December 31, 2010,respectively	121,018	103,445
Additional paid-in capital	21,130,618	20,888,927
Accumulated deficit	(20,833,690)	(20,479,604)
Total stockholders' deficit	423,682	515,945

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,673,322	$2,825,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenue	$1,390,505	$102,591
Total	1,390,505	102,591

COST OF SALES	941,021	43,234

GROSS PROFIT	449,484	59,357

OPERATING EXPENSES:
General and administrative	671,074	770,147
Selling and marketing	92,600	662,529
Depreciation and amortization expense	10,097	2,178
Gain on sale of assets	(1,995)	-
Total operating expenses	771,776	1,434,854
OPERATING LOSS	(322,293)	(1,375,497)

OTHER (INCOME) AND EXPENSE:
Interest expense	31,793	671,111
Total other expense	31,793	671,111

NET LOSS	$(354,086)	$(2,046,607)

NET LOSS PER SHARE:
Basic and diluted	$(0.00)	$(0.09)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	107,262,932	23,977,596

The accompanying notes are an integral part of these condensed consolidated financial statements

FREEDOM ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months
	March 31
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(354,086)	$(2,046,607)
Adjustments to reconcile net loss to net cash
proviced by (used in) operating activities:
Bad debt expense	11,463	-
Depreciation and amortization	126,821	2,178
Gain on sale of assets	(1,995)	-
Amortization of debt discount	4,088	-
Common stock issued for compensation	99,350	1,307,610
Common stock issued for interest expense	-	523,329
Common stock issued for conversion of debt	-	236,250
Beneficial conversion feature	-	112,500
Changes in operating assets and liabilities:
Accounts receivables	2,577	(696)
Prepaid expenses and other current assets	5,230	-
Inventory	3,750	-
Accounts payables	(144,050)	26,240
Accrued expenses	84,394	(103,652)
Accrued interest - related parties	(19,661)	-
Deferred Liabilities	42,800	-
Net cash used in operating activities	(139,319)	57,152

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	26,645	-
Purchase of equipment	(39,108)	-
Deposit for business acquisition	(175,000)	-
Net cash provided by (used in) investing activities	(187,463)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	14,332	(5,037)
Repayment of notes payable	(475,423)	(51,250)
Proceeds from notes payable	606,106	-
Proceeds from notes payable - related parties	67,300	-
Advances from affiliate	-	9,908
Net cash provided by (used in) financing activities	212,315	(46,379)

NET INCREASE (DECREASE) IN CASH	(114,467)	10,773
CASH, BEGINNING OF PERIOD	175,134	-
CASH, END OF PERIOD	$60,667	$10,773

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$52,086	$137,940
Taxes paid	$-	$-

NONCASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock for the conversion of debt	$86,000	$-
Common stock issued to settle accrued compensation	$10,615	$-
Common stock issued for the acqusition of equipment	$15,240	$-
Common stock issued for note payable-debt discount	$32,704	$-
Preferred stock issued to settle accrued compensation	$17,915	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM ENVIRONMENTAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 1 - DESCRIPTION OF BUSINESS

Freedom Environmental Services, Inc. (the “Company” or “Freedom”) provides wastewater management and recycling services to its customers through its different divisions.  In 2010, the Company acquired the assets and certain liabilities of Brownies Waste Water Solutions, Inc. (“Brownies”) which has been a staple in the Central Florida market since 1948, providing commercial and residential septic services.  These services include drain field installation, maintenance and repair; grease trap cleaning, maintenance, installation and repair; full service commercial and residential plumbing; sewer drain cleaning, backflow testing, repairs and certifications; lift station cleaning, maintenance, repairs, bio-solids transportation and recycling.  Prior to the acquisition of Brownies, Brownies purchased the equipment of Vac and Jet Services which was a defunct company with two Vactors trucks equipment purchased in July 5, 2010.

On December 13, 2010, Freedom purchased the equipment of Clean Fuel, LLC and placed that equipment into its wholly owned subsidiary, Grease Recovery Solutions, LLC (“Grease”).  Grease handles all of the Company’s restaurant, resort and theme park services which include grease trap cleaning, sewer drain cleaning and waste cooking oil for recycling.

In February 2011, the Company entered into a letter of intention with David M. Hickman in Pennsylvania to purchase the equipment, inventory and customer list from a company owned by Mr. Hickman.  The Company is in the process of due diligence and has escrowed a non-refundable deposit of $175,000 towards the purchase, which is classified in the accompanying balance sheet as a long-term deposit.  Mr. Hickman has granted the Company an extension to complete the due diligence by December 31, 2011.  The Company anticipates entering into a definitive agreement by the end of 2011.   Mr. Hickman provides sanitation services throughout Pennsylvania.  Mr. Hickman’s company provides all aspects of commercial and residential services including septic system cleaning, maintenance and installation.  We plan to expand that business to the current services lines that we provide in the State of Florida.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2010 as filed with the Securities and Exchange Commission as an exhibit to our Form 10-K.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has a net loss for the three months ended March 31, 2011 of $354,086, an accumulated deficit at March 31, 2011 of $20,833,690, cash flows used in operating activities of $139,319 and needs additional cash flows to maintain its operations.

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

Revenue Recognition

Revenue includes provision of services. The Company recognizes revenue from provision of services at the time evidence of an arrangement exists, fees are contractually fixed or determinable, collection is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance.

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company reserved $54,564 as allowance for doubtful accounts at March 31, 2011 and recorded $11,463 bad debt expense during the three months ended March 31, 2011.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2011, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.  The Company’s inventory is comprised of supplies and parts used in the Company’s operations. The Company evaluates the need to record adjustments for obsolescence for inventory on a regular basis.  At March 31, 2011, the value of the Company’s inventory was $66,908 and at December 31, 2010, the value of the Company’s inventory was $70,658.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives ranging from three to ten years using straight-line method. When items are retired or otherwise disposed of, loss or gain is charged or credited for the difference between net book value and proceeds realized.  Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. Goodwill acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.  Management has assessed the intangible assets and has not recognized any impairment of assets for the three months ended March 31, 2011.

Intangible assets subject to amortization, which consist of customer lists, are amortized over their expected life of 5 years.

Impairment of Long-Lived Assets

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Income Taxes

Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of ASC Topic 740, Accounting For Uncertainty In Income Taxes-An Interpretation of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2011, the Company did not record any liabilities for uncertain tax positions.

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

At March 31, 2011, common stock equivalents consisted of no options and 6,000,000 of common stock warrants with an exercise price of $0.10 or $0.05 per share, which exceed the Company’s stock price as of March 31, 2011.

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

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s property and equipment as of March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
	2011	2010
Trucks and Autos	$447,114	$447,114
Large Equipment	1,051,795	1,150,085
Machinery and Equipment	531,968	503,683
Office Equipment	14,146	14,146
Electrical Equipment	193,518	193,518
Total property and equipment	2,238,541	2,308,546
Accumulated depreciation	(264,218)	(154,197)
Total	$1,974,323	$2,154,349

Depreciation expense for the three months ended March 31, 2011 and 2010 was $116,724 and $2,178, respectively; approximately $116,724 and $0 of depreciation expense was included in cost of sales in the accompanying consolidated statements of operations for the three months ended March 31, 2011 and 2010, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable are as follows:

	March 31, 2011	December 31, 2010
Advance from a unrelated third party bearing no interest per annum and due on demand.	$145,000	$100,000

Line of credit with an unrelated third party bearing interest at LIBOR plus 3% and due on demand.	13,177	13,177

Note payable to Reunion Bank bearing interest at prime (3.25%) plus 2% per annum, due and payable on October 28, 2015 with a monthly principal and interest payment of $6,295, secured by the assets of the Company and recorded liens on certain equipment of the Company, guaranteed by the Company’s president.	305,283	320,031

Note payable to Reunion Bank bearing interest at prime (3.25%) plus 2% per annum, due and payable on February 15, 2016 with a monthly principal and interest payment of $5,920, secured by the assets of the Company and recorded liens on certain equipment of the Company, guaranteed by the Company’s president.	538,581	-

Line of credit with an unrelated third party bearing interest at prime (3.25%) plus 2% per annum, due and payable on September 30, 2011 with a monthly interest payment.	18,851	-

Convertible note bearing interest at 8% per annum, maturity date in February 2011. The company evaluated the terms of the note and recorded a beneficial conversion feature in the amount of $59,644 at the inception of the agreement. This note, together with accrued interest, was converted into 5,311,475 shares of the Company’s common stock during the period ended March 31, 2011.	-	32,000

Convertible note bearing interest at 8% per annum, maturity date in August 2011. The company evaluated the terms of the note and recorded a beneficial conversion feature in the amount of $29,500 at the inception of the agreement. This note was repaid in June 2011.	32,500	32,500

Convertible note bearing interest at 8% per annum, maturity date in April 2011. The company evaluated the terms of the note and recorded a beneficial conversion feature in the amount of $50,000 at the inception of the agreement. This note, together with accrued interest, was converted into 4,945,802 shares of the Company’s common stock during the period ended March 31, 2011.	-	50,000

Promissory note with an unrelated third party bearing no interest per annum requires a monthly payment of $2,500 and matures in June 2012. The Company disputes this note payable as representation of the fitness of the equipment purchased from Vac & Jet were not fully disclosed.	60,000	60,000

Note with an unrelated third party bearing no interest, requires a monthly payment of $1,500 and matures in October 2012.	39,000	39,000

Note with an affiliated company bearing interest at 18% per annum and due on demand.	322,500	322,500

Note with an affiliated company bearing interest at 18% per annum and due on demand.	126,700	59,400

Note with a related party bearing interest at 18% per annum. The note was secured by 10,000,000 shares of the Company’s common stock. During 2011 this note was refinanced.	-	75,000

On March 13, 2011, the Company entered into a contract with Dr. Scott Levine, a related party, where as Dr. Levine agreed to loan $75,000 dollars in exchange for 1,000,000 restricted shares of common stock (not issued as of March 31, 2011) and 1,000,000 stock warrants.  The relative fair value of the common stock and warrants were $32,704 in total resulting in an initial discount.  For the three months ended March 31, 2011, $4,088 related to the debt discount was amortized into interest expense. The note is due on July 15, 2011, bears interest at an annualized rate of 16% and is collateralized by 10,000,000 shares of the Company’s common stock.  Mr. Levine has verbally agreed to extend the note until the Company secures financing.  Mr. Levine exercised the warrants on May 17, 2011 for $50,000.
	46,384	-

Note with an unrelated third party bearing no interest, due on March 31, 2011. During 2011, this note was paid in full.	-	550,000
Total Notes and Line of Credit Payable	1,647,976	1,653,608
less: Current Portion	(908,007)	(1,653,608)
Long-Term Portion	$739,969	$-

Principal payments for the $550,000 and $325,000 notes payables for each of the five succeeding years are as follows at March 31, 2011:

2011		$108,090
2013		114,015
2014		120,183
2015		111,768
2016		320,276
Total	$	$774,332

Reunion Bank Loan Covenants

In October, 2010, the Company entered into a 5-year note agreement with Reunion Bank for the amount of $325,000 with a balance of $305,283 as of March 31, 2011.  On February 16, 2011, the Company entered into another 5-year note agreement for the principal of $550,000 with a required balloon payment of $317,345 on the 60th payment. Reunion Bank loan covenants, which the Company was in compliance with at March 31, 2011, are as follows:

•	The Company is to maintain 1.25X Debt Coverage Ratio;

•	Brownies is to maintain Tangible Net Worth of $400,000;

•	The Company agrees that no dividends will be paid without Bank consent;

•	The Company agrees to provide internally prepared financial statements quarterly;

•	The Company will provide tax returns annually; and,

•	Guarantors (Michael Borish individually and the Company) to provide tax returns /financial statements annually

NOTE 7 – COMMITMENT AND CONTINGENCIES

As a result of the business combination with Brownies in 2010 (see Note 10  – Business Combination), the Company assumed liabilities which included an outstanding invoice of $21,000 for required cleanup in Orange County, Florida, $18,000 of unpaid personal property taxes from 2008 and 2009 and a claim made by Shelly Septic for $57,000. The Company settled the $21,000 matter in Orange County.  The Company acknowledged that as a matter of statute the $18,000 in personal property taxes would attach to the equipment acquired in the Brownies transaction and has made arrangements to pay these unpaid taxes.  The Company is in negotiations in settling the matter with Shelley Septic.

NOTE 8– RELATED PARTY TRANSACTIONS

On January 7, 2011, the Company issued 800,000 and 1,759,000 preferred shares to Michael Ciarlone and Michael Borish for the settlement of $17,915 in accrued compensation.

On January 21, 2011, the Company issued 816,540 in common shares for the settlement of $10,615 in accrued compensation to its CEO and COO.

On March 13, 2011, the Company entered into a contract with Dr. Scott Levine, where as Dr. Levine agreed to loan $75,000 to the Company in exchange for one million restricted shares of common stock and warrants to acquire one million shares of the Company’s common stock at an exercise price of $0.05 per share.  The note is due on July 15, 2011 and collateralized by 10,000,000 shares of the Company’s common stock.

NOTE 9- EQUITY

Preferred Stock

The Company authorized 75,000,000 shares of preferred stock, at $0.001 par value of which 5,736,333 are Series A Convertible preferred shares issued and outstanding as of March 31, 2010.  The Corporation established and designates the rights and preferences of a Series A Convertible Preferred Stock, and reserves 75,000,000 shares of preferred stock against its issuance, such rights, preferences and designations.  Each share of the Series A Convertible Preferred Stock shall have 300 votes on all matters presented to be voted by the holders of common stock and is convertible to common stock on a one for one basis.  During the  three months ended March 31, 2011, the Company issued 1,759,000 and  800,000 shares of Series A Convertible Preferred Stock to its CEO and COO, respectively, for settlement of accrued compensation in the amount of $17,915 in total.

Common Stock

As of March 31, 2011 the Company had authorized 200,000,000 shares of common stock, at $0.001 par value and 120,018,334 are issued and outstanding.

During the three months ended March 31, 2011, the Company issued 600,000 common shares for the acquisition of equipment from Clean Fuel LLC valued at $15,240 ($0.025 per share based upon the market price at the date of issuance); 5,900,000 common shares for consulting services of $99,350, valued at the market price of the Company’s common stock on the date of issuance); 816,540 common shares to settle accrued compensation of $10,615; and 10,257,277 shares of common stock for principal and accrued interest on convertible debt in the amount of $96,615.

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

The Company has 6,000,000 warrants but no options outstanding as of March 31, 2011. Outstanding warrants include 5,000,000 warrants to purchase common stock of the Company at a $0.10 exercise price which are fully vested and have a three year expected life and expire December 13, 2013 and were valued at $95,308 using the Black-Scholes option-pricing model. The following inputs and assumptions were used in the option-pricing model:

Expected Dividend yield	None
Volatility	287.81%
Weighted average risk free interest rate	5.53%
Weighted average expected life (in years)	3.00

In March 2011, in connection with the $75,000 Levine note discussed above in Note 6, the Company issued 1,000,000 warrants to purchase common stock of the Company at a $0.05 exercise price which are fully vested, have a three year expected life  (expire March 1, 2014) and were valued at $28,991 using the Black-Scholes option-pricing model, which was treated as a discount to the related note. The following inputs and assumptions were used in the option-pricing model:

Expected Dividend yield	None
Volatility	419.40%
Weighted average risk free interest rate	0.75%
Weighted average expected life (in years)	3.00

NOTE 10 – BUSINESS COMBINATION

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

Purchase Price Allocation	July 17, 2010
Fair Value of Consideration:
Equity instruments (46,666,667 common shares of Freedom Environmental Services, Inc.)	$1,166,667
Fair Value of Assets acquired:
Cash	207,163
Assets:
Equipment	1,308,390
Prepaid expense	1,625
Accounts receivables	297,219
Inventory Client list	34,266 200,000
Total assets	2,048,663
Fair Value of Liabilities assumed:
Liabilities	1,014,591
Fair value of net assets	1,034,072
Goodwill	132,595
Total purchase price	$1,166,667

Liabilities Assumed:
Royal Bank of Canada	$13,177
Convertible Note Payable	50,000
Notes Payable Vac& Jet	60,000
Notes Payable Caterpillar	39,000
Notes Payable Resort Marketing	322,500
Notes Payable Security Fortress Ltd	264,800
Accounts Payable	265,814
Total Liabilities Assumed	$1,014,591

The following unaudited proforma consolidated results of operations have been prepared as if the Acquisition occurred at the beginning of each period presented.

	Three Months Ended March 31,
	2011	2010
Revenues	$1,390,505	$1,220,380
Net Loss	(354,086)	(2,093,783)
Net loss per share basic and diluted	(0.00)	(0.03)

Weighted average of shares outstanding	107,262,932	70,644,263

NOTE 11 – ASSETS PURCHASED

On December 13, 2010, the Company entered into an Asset Purchase Agreement (the “APA”) with Clean Fuel, LLC.  Pursuant to the APA, and upon the terms and subject to the conditions thereof, the Company agreed to purchase equipment from Clean Fuel, LLC.  The purchase price for the assets consisted of $850,000 in cash and 5,000,000 warrants at a $0.10 exercise price which are fully vested and have a three- year life at the date of closing of the APA.  The value of the warrants based on Black Scholes is $95,308.

The APA closed on December 13, 2010.  The equipment was put in Grease, a wholly-owned subsidiary of Freedom, This equipment purchased from Clean Fuel LLC was idle prior to the acquisition.

The fair value of the consideration and the assets acquired is based on the aggregate value of the cash and the Black Scholes value of the warrants that was exchanged for the property and equipment as shown below:

December 13, 2010
Fair Value of Consideration:
Cash	$757,000
Equity instruments (5,000,000 warrants at a $.10 exercise price)	95,308
Equity instruments (600,000 common shares, $0.0254 per share)	15,240
Total Purchase Price	$867,548
Fair Value of Assets acquired:
Assets:
Property and Equipment	$867,548
Fair value of total assets	$945,308

NOTE 11– SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the consolidated financial statements were issued, and have determined that the following events are reasonably likely to impact the financial statements and require disclosure:

On April 28, 2011, the Company issued 2,000,000 of common shares (1,000,000 each to Michael Ciarlone and Michael Borish) in lieu of compensation and recorded $58,000 in compensation expense.

In June 2011, the Company paid $48,000 (principal and prepayment penalties) to satisfy the $32,500 convertible note due in August 2011.

On October 12, 2011, the Company issued 5,200,000 common shares for consulting service.

In October  2011, the Company issued a promissory note with principal amount of $125,000 to a unrelated party. The interest rate on the note is 10% and the maturity date is February, 2012.  In connection with this note, the company also issued 125,000 common shares to the unrelated party.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Our Company

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

Principal products or services and their markets

Through Freedom, we provide Waste Water and Storm-water System Management; Grease and Organics Collection and Disposition; and Commercial Plumbing and Water System Management to the commercial, industrial, and municipal markets throughout Central Florida as well as septic system maintenance and repair to the residential market throughout Central Florida.

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

New product or service

Currently, Freedom has been processing by collecting, transporting and distributing those oil products to dumping sites for processing.  We have entered into a letter of intent with a Company in Pennsylvania who has a processing center that will reduce our cost of processing the Biofuel with third parties.

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

In the event that we enter into a binding agreement to either (a) acquire a company or companies in the Wastewater Services sector or (b) lease or acquire companies in the Wastewater Services sector we believe we will be required to undertake significant capital expenditures. Historically, our sources of liquidity have been (a) Revenues from operations (b) Loans from senior officers and (c) Bank Line of Credit.

In the event that we are required to raise additional cash from outside sources, we may issue equity securities or incur additional debt. There is no assurance that such funding, if required, will be available to us or, if available, will be available upon terms favorable to us.

Results of Operations

Revenues for the three months ended March 31, 2011 were $1,390,505, compared to $102,591 for the three months ended March 31, 2010.  This current increase was primarily attributable to our acquisition of Brownies Waste Water Solutions, Inc.

Cost of goods sold for the three months ended March 31, 2011 was $941,021, compared to $43,234 for the three months ended March 31, 2010.  This current increase was primarily attributable to our acquisition of Brownies Waste Water Solutions, Inc.

General and administrative expense for the three months ended March 31, 2011 was $763,674, compared to $770,147 for the three months ended March 31,2010. General and administrative expense for the three months ended March 31, 2011, included a substantial amount of non-cash, non-recurring expenses related to the issuance of common stock.

Selling and marketing expense for the three months ended March 31, 2011 and 2010 were $0 and $662,529, respectively.  Selling and marketing expense for the three months ended March 31, 2010 included a substantial amount of non-cash, non-recurring expenses related to the issuance of common stock.

Net loss for the three months ended March 31, 2011 was $354,086, compared to $2,046,607 for the three months ended March 31, 2010.  A substantial portion of the net loss for the three months ended March 31, 2010 were non-cash, and believed by management to be non-recurring. Non-cash, non-recurring expenses related to the issuance of common stock was $1,420,110  for services for the three months ended March 31, 2010.

Liquidity and Capital Resources

Our cash (used in) provided by operating activities are ($139,319) and $57,152 for the three months ended March 31, 2011 and 2010, respectively.  The decrease is mainly attributable to the acquisition of Brownies Waste Water Solutions, Inc.

Cash used by investing activities was $187,463 and $0 for the three months ended March 31, 2011 and 2010, respectively. We acquired new equipment for our company in 2011.

Cash provided by and (used in) financing activities was $212,315 and ($46,379) for the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011, we received proceeds from notes payables and lines of credit of $606,106, repaid note payables of $475,423, and received proceeds from related parties of $67,300.

The Company has a net loss for the three months ended March 31, 2011 of $354,086, an accumulated deficit at March 31, 2011 of $20,833,690, cash flows used in operating activities of $139,319 and needs additional cash flows to maintain its operations.

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

ITEM 4.          CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective since the Company has been ineffective in filing timely.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of March 31, 2011. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2011. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2010.

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

The Company is a Defendants in a pending litigation with Harvey Blonder, Gary Goldstein, and Robin Bailey v. Freedom Environmental Services, Inc., and Michael Borish, individually.  This case is pending in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida, Case No. 2010-CA-026477-0 related to the acquisition of Brownies Waste Water Solutions in July 17, 2010.  The Original Complaint was Dismissed on a Motion to Dismiss Failure to State a Claim and the Court allowed the Plaintiffs to file an Amended Complaint.  The Amended Complaint was filed on June 3, 2011 which alleges – Declaratory Relief, Fraudulent Inducement to Enter a Contract, Negligent Misrepresentation, Breach of Contract Warranties, Accounting, and Rescission of Purchase Agreement.  The Company considered this litigation frivolous and vehemently denies all allegations.  The case in pending in State Court and the Company is vigorously litigating this case.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

The Company issued 11,073,817 shares of common stock to its debt holders for the conversion of their debt and accrued interest, and issued 5,900,000 shares of common stock to consultants.  The Company issued 600,000 common shares related to the acquisition of its assets (See Note 9 to the Financial Statements).  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933 and in Section 4(2) of the Securities Act of 1933. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act of 1933 or transferred in a transaction exempt from registration under the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2011.

ITEM 4.  REMOVED AND RESERVED.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

Exhibits filed herein for March 31, 2011

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

Registrant Date: October 17, 2011	Freedom Environmental Services, Inc. By: /s/ Michael Borish
Michael Borish
Chief Executive Officer (Principal Executive Officer)

Registrant Date: October 17, 2011	Freedom Environmental Services, Inc. By: /s/ Michael Borish
Michael Borish
Chief Financial Officer (Principal Financial Officer)