Form 10-Q
period 2011-09-30
Freedom Environmental Services, Inc.
filed 2011-11-07
CIK 1443818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 000-53388

FREEDOM ENVRIONMENTAL SERVICES, INC.
(Name of small business issuer as specified in its charter)

Delaware	27-3218629
( State or other jurisdiction of incorporation or organization)	( IRS Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes  ☐    No  ☒
 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2011
Common stock, $0.001 par value	128,343,434

FREEDOM ENVIRONMENTAL SERVICES, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

FREEDOM ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2011	December 31, 2010

ASSETS:
CURRENT ASSETS
Cash	$78,516	$175,134
Accounts receivable - net of allowance of $71,617 and $45,300	349,942	238,618
Inventory	62,859	70,658
Prepaid expenses	-	5,230
Total current assets	491,317	489,640

Property, plant and equipment, net of accumulated depreciation
of $380,604 and $154,197	1,871,961	2,154,349

Deposit	175,000	-
Intangible assets (customer list)- net of accumulated amortization
of $40,194 and $20,000	161,749	181,943
TOTAL ASSETS	$2,700,027	$2,825,932

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Bank overdraft	$4,786	$-
Accounts payable	336,288	440,895
Accrued expenses	193,707	184,546
Accrued interest - related parties	27,675	30,938
Line of credit	32,028	13,177
Notes payable	284,000	749,000
Notes payable - related parties, net of unamortized discount of $4,088	507,212	456,900
Current portion of long-term notes payable	104,699	320,031
Convertible notes payable	-	114,500
Other current liabilities	42,800	-
Total current liabilities	1,533,195	2,309,987

Long-term notes payable	727,273	-
TOTAL LIABILITIES	2,260,468	2,309,987

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 75,000,000 shares
authorized; Series A, convertible, 5,736,333 and 3,177,111 issued
and outstanding as of June 30, 2011 and December 31, 2010	5,736	3,177
Common stock, $0.001 par value, 200,000,000 shares authorized;
123,018,334 and 103,444,517 issued and outstanding
as of June 30, 2011 and December 31, 2010, respectively	123,018	103,445
Additional paid-in capital	21,288,618	20,888,927
Accumulated deficit	(20,977,813)	(20,479,604)
Total stockholders' equity	439,559	515,945

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,700,027	$2,825,932

The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$1,566,224	$33,531	$2,956,729	$136,122
Total	1,566,224	33,531	2,956,729	136,122

COST OF SALES	953,447	10,456	1,894,468	53,690

GROSS PROFIT	612,777	23,075	1,062,261	82,432

OPERATING EXPENSES:
General and administrative	671,481	329,003	1,435,156	1,761,678
Depreciation and amortization expense	10,097	176	20,194	2,354
Gain on sale of assets	-	-	(1,995)	-
Total operating expenses	681,578	329,179	1,453,355	1,764,032
OPERATING LOSS	(68,801)	(306,104)	(391,094)	(1,681,600)

OTHER EXPENSE:
Interest expense	75,322	570,845	107,115	1,241,956
Total other expense	75,322	570,845	107,115	1,241,956

NET LOSS	$(144,123)	$(876,949)	$(498,209)	$(2,923,556)

NET LOSS PER SHARE:
Basic and diluted	$(0.00)	$(0.03)	$(0.00)	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	114,424,927	30,937,026	111,858,189	27,512,448

The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(498,209)	$(2,923,556)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad debt expense	28,672	-
Gain on sale of assets	(1,995)	-
Depreciation and amortization	253,306	2,354
Amortization of debt discount	28,616	-
Common stock issued for compensation	99,350	1,443,160
Common stock issued for interest expense	-	1,150,192
Common stock issued for conversion of debt	-	401,612
Beneficial conversion feature	-	162,500
Changes in operating assets and liabilities:
Accounts receivables	(139,996)	7,366
Prepaid expenses and other current assets	5,230	-
Inventory	7,799	-
Accounts payables	(104,607)	55,919
Accrued expenses	151,690	(344,445)
Accrued interest - related parties	(3,263)	-
Deferred liabilities	42,800	-
Net cash used in operating activities	(130,607)	(44,898)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	26,645	-
Purchase of equipment	(41,701)	-
Deposit for business acquisition	(175,000)	-
Net cash used in investing activities	(190,056)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	4,786	(5,037)
Proceeds from exercise of warrants	50,000	-
Repayment of notes payable and convertible note	(533,248)	-
Repayment of notes payable - related parties	(14,300)	-
Proceeds from note payable and line of credit	648,107	-
Proceeds from note payable - related parties	68,700	50,000
Net cash provided by financing activities	224,045	44,963

NET INCREASE (DECREASE) IN CASH	(96,618)	65
CASH, BEGINNING OF PERIOD	175,134	-
CASH, END OF PERIOD	$78,516	$65

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$46,667	$1,241,956
Taxes paid	$-	$-

NONCASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock for the conversion of debt	$86,000	$-
Common stock issued to settle accrued compensation	$120,615	$-
Common stock issued for the acquisition of equipment	$15,240	$-
Common stock issued for note payable-debt discount	$32,704	$-
Preferred stock issued to settle accrued compensation	$17,915	$-

The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM ENVIRONMENTAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 1 - DESCRIPTION OF BUSINESS

Freedom Environmental Services, Inc. (the “Company” or “Freedom”) provides wastewater management and recycling services to its customers through its different divisions.  In 2010, the Company acquired the assets and certain liabilities of Brownies Waste Water Solutions, Inc. (“Brownies”) which has been a staple in the Central Florida market since 1948, providing commercial and residential septic services.  These services include drain field installation, maintenance and repair; grease trap cleaning, maintenance, installation and repair; full service commercial and residential plumbing; sewer drain cleaning, backflow testing, repairs and certifications; lift station cleaning, maintenance, repairs, bio-solids transportation and recycling.  Prior to the acquisition of Brownies, Brownies purchased the equipment of Vac and Jet Services which was a defunct company with two Vactor trucks purchased in July 5, 2010.

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2010 as filed with the Securities and Exchange Commission in our Form 10-K.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has a net loss for the six months ended June 30, 2011 of $498,209, an accumulated deficit at June 30, 2011 of $20,977,813, cash flows used in operating activities of $130,607 and needs additional cash flows to maintain its operations.

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

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company has reserved $71,617 as allowance for doubtful accounts at June 30, 2011 and recorded $28,672 of bad debt expense during the six months ended June 30, 2011.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of six months or less to be cash equivalents.  At June 30, 2011, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.  The Company’s inventory is comprised of supplies and parts used in the Company’s operations. The Company evaluates the need to record adjustments for obsolescence for inventory on a regular basis.  At June 30, 2011, the value of the Company’s inventory was $62,859 and at December 31, 2010, the value of the Company’s inventory was $70,658.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives ranging from three to ten years using the straight-line method. When items are retired or otherwise disposed of, loss or gain is charged or credited for the difference between the net book value and proceeds realized.  Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. Goodwill acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under ASC 350, goodwill and intangibles with indefinite useful lives are no longer amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred, in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.  Management has assessed the intangible assets and has not recognized any impairment of assets for the six months ended June 30, 2011.

Intangible assets subject to amortization, which consist of customer lists, are amortized over their expected life of five years.  The Company does not have any goodwill recorded at June 30, 2011.

Impairment of Long-Lived Assets

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

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

The Company adopted the provisions of ASC Topic 740, Accounting For Uncertainty In Income Taxes-An Interpretation of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2011, the Company did not record any liabilities for uncertain tax positions.

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized over the vesting or requisite service period.  The Black-Scholes option-pricing model is used to estimate the fair value of options or warrants granted.

Basic and Diluted Net Loss Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss.

At June 30, 2011, common stock equivalents consisted of 5,000,000 common stock warrants with an exercise price of $0.10 per share, which exceeded the Company’s stock price as of June 30, 2011.

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

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s property and equipment as of June 30, 2011 and December 31, 2010 are as follows:

	June 30,	December 31,
	2011	2010
Trucks and Autos	$447,115	$447,114
Large Equipment	1,051,794	1,150,085
Machinery and Equipment	544,216	503,683
Office Equipment	15,922	14,146
Electrical Equipment	193,518	193,518
Total property and equipment	2,252,565	2,308,546
Accumulated depreciation	(380,604)	(154,197)
Total	$1,871,961	$2,154,349

Depreciation expense for the six months ended June 30, 2011 and 2010 was $233,112 and $2,354, respectively; approximately $233,112 and $0 of depreciation expense was included in cost of sales in the accompanying consolidated statements of operations for the six months ended June 30, 2011 and 2010, respectively.

Depreciation expense for the three months ended June 30, 2011 and 2010 was $116,388 and $176, respectively; approximately $116,388 and $0 of depreciation expense was included in cost of sales in the accompanying consolidated statements of operations for the three months ended June 30, 2011 and 2010, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable are as follows:

	June 30, 2011	December 31, 2010
Advance from an unrelated third party bearing no interest per annum and due on demand.	$145,000	$100,000

Line of credit with an unrelated third party bearing interest at LIBOR plus 3% and due on demand.	13,177	13,177

Note payable to Reunion Bank bearing interest at prime (3.25%) plus 2% per annum, due and payable on October 28, 2015 with a monthly principal and interest payment of $6,295, secured by the assets of the Company and recorded liens on certain equipment of the Company, guaranteed by the Company’s president.	290,425	320,031

Note payable to Reunion Bank bearing interest at prime (3.25%) plus 2% per annum, due and payable on February 15, 2016 with a monthly principal and interest payment of $5,920, secured by the assets of the Company and recorded liens on certain equipment of the Company, guaranteed by the Company’s president.	530,115	-

Line of credit with an unrelated third party bearing interest at prime (3.25%) plus 2% per annum, due on demand with a monthly interest payment.	18,851	-

Line of credit with an unrelated third party bearing interest at prime (3.25%) plus 2% per annum, due on demand with a monthly interest payment.	40,000	-

Note payable to OCE Copier bearing no interest rate and due on April 13, 2016.	11,432	-

Convertible note bearing interest at 8% per annum, maturity date in February 2011. The company evaluated the terms of the note and recorded a beneficial conversion feature in the amount of $59,644 at the inception of the agreement. This note, together with accrued interest, was converted into 5,311,475 shares of the Company’s common stock in January 2011.	-	32,000

Convertible note bearing interest at 8% per annum, maturity date in August 2011. The company evaluated the terms of the note and recorded a beneficial conversion feature in the amount of $29,500 at the inception of the agreement. This note was repaid in May 2011.	-	32,500

Convertible note bearing interest at 8% per annum, maturity date in April 2011. The company evaluated the terms of the note and recorded a beneficial conversion feature in the amount of $50,000 at the inception of the agreement. This note, together with accrued interest, was converted into 4,945,802 shares of the Company’s common stock in February 2011.	-	50,000

Promissory note with an unrelated third party bearing no interest per annum, requires a monthly payment of $2,500 and matures in June 2012. The Company disputes this note payable as representation of the fitness of the equipment purchased from Vac & Jet were not fully disclosed.	60,000	60,000

Note with an unrelated third party bearing no interest, requires a monthly payment of $1,500 and matures in October 2012.	39,000	39,000

Note with an affiliated company bearing interest at 18% per annum and due on demand.	308,200	322,500

Note with an affiliated company bearing interest at 18% per annum and due on demand.	128,100	59,400

Note with a related party bearing interest at 18% per annum. The note was secured by 10,000,000 shares of the Company’s common stock. During 2011 this note was refinanced.	-	75,000

On March 13, 2011, the Company entered into a contract with Dr. Scott Levine, a related party, where Dr. Levine agreed to loan $75,000 dollars in exchange for 1,000,000 restricted shares of common stock  and 1,000,000 stock warrants.  The relative fair value of the common stock and warrants was $32,704 in total, resulting in an initial discount.  For the six months ended June 30, 2011, $28,616 related to the debt discount was amortized into interest expense. The note is due on July 15, 2011, bears interest at an annualized rate of 18% and is collateralized by 10,000,000 shares of the Company’s common stock.  The 10,000,000 shares was issued to Mr. Levine and considered outstanding. Mr. Levine has verbally agreed to extend the note until the Company secures financing.  Mr. Levine exercised the warrants on May 17, 2011 for $50,000 in cash proceeds.
	70,912	-

Note with an unrelated third party bearing no interest, due on March 31, 2011. During 2011, this note was paid in full.	-	550,000
Total Notes and Line of Credit Payable	1,655,212	1,653,608
less: Current Portion	(927,939)	(1,653,608)
Long-Term Portion	$727,273	$-

Principal payments for the long-term notes payables for each of the five succeeding years are as follows at June 30, 2011:

2012	$110,377
2013	116,302
2014	122,470
2015	114,055
2016	321,038
Total	$784,242

Reunion Bank Loan Covenants

In October, 2010, the Company entered into a 5-year note agreement with Reunion Bank for the amount of $325,000 with a balance of $290,425 as of June 30, 2011.  On February 16, 2011, the Company entered into another 5-year note agreement for the principal of $550,000 with a required balloon payment of $317,345 on the 60th payment. Reunion Bank loan covenants, which the Company believes it was in compliance with at June 30, 2011, are as follows:

•	The Company is to maintain 1.25X Debt Coverage Ratio;

•	Brownies is to maintain Tangible Net Worth of $400,000;

•	The Company agrees that no dividends will be paid without Bank consent;

•	The Company agrees to provide internally prepared financial statements quarterly;

•	The Company will provide tax returns annually; and,

•	Guarantors (Michael Borish individually and the Company) to provide tax returns and financial statements annually.

NOTE 7 – COMMITMENT AND CONTINGENCIES

As a result of the business combination with Brownies in 2010 (see Note 10  – Business Combination), the Company assumed liabilities which included an outstanding invoice of $21,000 for required cleanup in Orange County, Florida, $18,000 of unpaid personal property taxes from 2008 and 2009 and a claim made by Shelly Septic for $57,000. The Company settled the $21,000 matter in Orange County.  The Company acknowledged that, as a matter of statute, the $18,000 in personal property taxes would attach to the equipment acquired in the Brownies transaction and has made arrangements to pay these unpaid taxes.  The Company is in negotiations to settle the matter with Shelley Septic.

The Company is a Defendants in a pending litigation with Harvey Blonder, Gary Goldstein, and Robin Bailey v. Freedom Environmental Services, Inc., and Michael Borish, individually.  This case is pending in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida, Case No. 2010-CA-026477-0 related to the acquisition of Brownies Waste Water Solutions in July 17, 2010.  The Original Complaint was Dismissed on a Motion to Dismiss Failure to State a Claim and the Court allowed the Plaintiffs to file an Amended Complaint.  The Amended Complaint was filed on June 3, 2011 which alleges – Declaratory Relief, Fraudulent Inducement to Enter a Contract, Negligent Misrepresentation, Breach of Contract Warranties, Accounting, and Rescission of Purchase Agreement.  The Company considered this litigation frivolous and vehemently denies all allegations.  The case in pending in State Court and the Company is vigorously litigating this case.   The Company has not yet determined the range of any potential loss exposure related to this litigation.

NOTE 8– RELATED PARTY TRANSACTIONS

On January 7, 2011, the Company issued 800,000 and 1,759,000 preferred shares to Michael Ciarlone and Michael Borish for the settlement of $17,915 in accrued compensation.

On January 21, 2011 the Company issued 816,540 in common shares for the settlement of $10,615 in accrued compensation to its CEO and COO.

On March 13, 2011 the Company entered into a contract with Dr. Scott Levine, where as Dr. Levine agreed to loan $75,000 to the Company in exchange for one million restricted shares of common stock and warrants to acquire one million shares of the Company’s common stock at an exercise price of $0.05 per share.  The note is due on July 15, 2011 and collateralized by 10,000,000 shares of the Company’s common stock.  Mr. Levine exercised the warrants on May 17, 2011 for $50,000 in cash proceeds to the Company.

On April 28, 2011, the Company issued 2,000,000 of common shares (1,000,000 each to Michael Ciarlone and Michael Borish) in lieu of compensation and recorded $110,000 in compensation expense ($0.055 per share based upon the market price of the Company’s common stock on the date of grant).

NOTE 9- EQUITY

Preferred Stock

The Company authorized 75,000,000 shares of preferred stock, at $0.001 par value, of which 5,736,333 are Series A Convertible preferred shares issued and outstanding as of June 30, 2011.  The Corporation established and designates the rights and preferences of a Series A Convertible Preferred Stock, and reserves 75,000,000 shares of preferred stock against its issuance, such rights, preferences and designations.  Each share of the Series A Convertible Preferred Stock shall have 300 votes on all matters presented to be voted on by the holders of common stock and is convertible into common stock on a one for one basis.  During the six months ended June 30, 2011, the Company issued 1,759,000 and 800,000 shares of Series A Convertible Preferred Stock to its CEO and COO, respectively, for settlement of accrued compensation in the amount of $17,915.

Common Stock

As of June 30, 2011 the Company had authorized 200,000,000 shares of common stock, at $0.001 par value and 123,018,334 shares are issued and outstanding.

During the six months ended June 30, 2011, the Company issued 600,000 common shares for the acquisition of equipment from Clean Fuel LLC valued at $15,240 ($0.025 per share based upon the market price at the date of issuance); 5,900,000 common shares for consulting services of $99,350, valued at the market price of the Company’s common stock on the date of issuance; 2,816,540 common shares to settle accrued compensation of $120,615; and 10,257,277 shares of common stock for principal and accrued interest on convertible debt in the amount of $86,000.

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

The Company has 5,000,000 warrants but no options outstanding as of June 30, 2011. Outstanding warrants have a $0.10 exercise price, are fully vested, have a three year expected life, expire December 13, 2013 and were valued at $95,308 using the Black-Scholes option-pricing model. The following inputs and assumptions were used in the option-pricing model:

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

Expected Dividend yield	None
Volatility	419.40%
Weighted average risk free interest rate	0.75%
Weighted average expected life(in years)	3.00

The warrants issued in March 2011 were fully exercised in May 2011 for $50,000 of cash proceeds to the Company.

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

There was not a pre-existing relationship between the sellers and the Company prior to the transaction.  Brownies Waste Water Solutions, Inc. was in business for eighteen months prior to the acquisition and had only operated for sixteen months before the acquisition on July 17, 2010.

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

Purchase Price Allocation	July 17, 2010
Fair Value of Consideration:
Equity instruments (46,666,667 common shares of Freedom Environmental Services, Inc.)	$1,166,667
Fair Value of Assets acquired:
Cash	207,163
Assets:
Equipment	1,308,390
Prepaid expense	1,625
Accounts receivables	297,219
Inventory Client list	34,266 200,000
Total assets	2,048,663
Fair Value of Liabilities assumed:
Liabilities	1,014,591
Fair value of net assets	1,034,072
Goodwill	132,595
Total purchase price	$1,166,667

Liabilities Assumed from the Seller:
Royal Bank of Canada	$13,177
Convertible Note Payable	50,000
Notes Payable Vac& Jet	60,000
Notes Payable Caterpillar	39,000
Notes Payable Resort Marketing	322,500
Notes Payable Security Fortress Ltd	264,800
Accounts Payable	265,114
Total Liabilities Assumed from the Seller	$1,014,591

The following unaudited proforma consolidated results of operations have been prepared as if the Acquisition had occurred at December 31, 2009.

Six Months Ended June 30,
2010
Revenues	$2,379,756
Net Loss	(2,816,160)
Net loss per share basic and diluted	(0.04)

Weighted average of shares outstanding	74,179,115

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

The fair value of the consideration and the assets acquired is based on the aggregate value of the cash and the Black Scholes value of the warrants that was exchanged for the property and equipment as shown below:

December 13, 2010
Fair Value of Consideration:
Cash	$757,000
Equity instruments (5,000,000 warrants at a $.10 exercise price)	95,308
Equity instruments (600,000 common shares, $0.0254 per share)	15,240
Total Purchase Price	$867,548

Fair Value of Assets acquired:
Assets:
Property and Equipment	$867,548
Fair value of total assets	$867,548

NOTE 12– SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the consolidated financial statements were issued, and have determined that the following events are reasonably likely to impact the financial statements and require disclosure:

In October, 2011, the Company issued 5,200,000 common shares for consulting service valued at $260,000, or $0.05 per share, based upon the market price of the Company’s stock on the date of agreement.

In August 2011, the Company issued a promissory note with principal amount of $25,000 to an unrelated party. The interest rate on the note is 10%, the note is unsecured and the maturity date is February 29, 2012.  In connection with this note, the company also issued 125,000 common shares to the unrelated party.

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

Results of Operations for the Three and Six Months ended June 30, 2011

Revenues for the three months ended June 30, 2011 were $1,566,224, as compared to $33,531 for the three months ended June 30, 2010.  Revenues for the six months ended June 30, 2011 were $2,956,729, as compared to $136,122 for the six months ended June 30, 2010.  This increase was primarily attributable to our acquisition of Brownies Waste Water Solutions, Inc. and the purchase and deployment of a substantial amount of equipment from Clean Fuels LLC.  The Clean Fuels LLC equipment acquisition allowed us to grow substantially.  The Brownies business combination was effective in providing a strong presence in Florida, however, we had to update much of the business and revenue model to make Brownies a competitive business in this industry.

Cost of goods sold for the three months ended June 30, 2011 was $953,447as compared to $10,456 for the three months ended June 30, 2010.  Cost of goods sold for the six months ended June 30, 2011 was $1,894,468, as compared to $53,690 for the six months ended June 30, 2010.  This increase was due to the major equipment purchase from Clean Fuels LLC, which increased our costs, and our acquisition of Brownies in July 2010, which expanded our business in 2011, but not the corresponding period of 2010. The revamping to make the Brownies business model competitive in the industry also contributed to the increase in 2011 costs.

General and administrative expense for the three months ended June 30, 2011 was $671,481, as compared to $329,003 for the three months ended June 30, 2010.  The increase for the three months ended June 30, 2011 was due to increase in operating activites and additional costs of our operations.  General and administrative expenses for the six months ended June 30, 2011 were 1,435,156, as compared to $1,761,678 for the six months ended June 30, 2010.  The primary reason the expenses decreased for the six months ended June 30, 2011 was that in 2010, we had a substantial amount of non-cash, non-recurring expenses related to the issuance of common stock for marketing and selling services.

Net loss for the three months ended June 30, 2011 was $144,123, as compared to $876,949 for the three months ended June 30, 2010.  Net loss for the for the six months ended June 30, 2011 was $498,209, as compared to $2,923,556 for the six months ended June 30, 2010.  The primary reason the losses decreased was that in 2010 we had a substantial amount of non-cash, non-recurring expenses related to the issuance of common stock as described above.

Liquidity and Capital Resources

Our cash used in operating activities are $130,607 and $44,898 for the six months ended June 30, 2011 and 2010, respectively.  The increase is mainly attributable to the acquisition of Brownies Waste Water Solutions, Inc.

Cash used in investing activities was $190,056 and $0 for the six months ended June 30, 2011 and 2010, respectively. We acquired new equipment for our company in 2011.

Cash provided by financing activities was $224,045 and $44,963 for the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011, we received proceeds from notes payables and lines of credit of $648,107 from unrelated third parties and $68,700 from related parties, repaid notes payable and a convertible note of $533,248, and received net proceeds from warrant exercises of $50,000.

The Company has a net loss for the six months ended June 30, 2011 of $498,209, an accumulated deficit at June 30, 2011 of $20,977,813, cash flows used in operating activities of $130,607 and needs additional cash flows to maintain its operations.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of June 30, 2011. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.  The Company has been ineffective in the timely filing of the company’s quarterly filings.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2011. There have not been significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2010.

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

The Company became aware the sellers of Brownies failed to disclose in the Asset Purchase Agreement additional liabilities of $89,000, which included an outstanding invoice of $21,000 for required cleanup in Orange County, Florida, $18,000 of unpaid personal property taxes, and $57,000 owed to Shelley Septic, Inc. The Company is investigating if there are any additional undisclosed liabilities in the acquisition of Brownies and has sought legal counsel to determine the next course of action.

Mr. Borish and companies under his control personally forgave the following debt and other liabilities to consummate the acquisition of Brownies Waste Water Solution, Inc. on July 17, 2010:

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2011.

ITEM 4.  REMOVED AND RESERVED.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

Exhibits filed herein for June 30, 2011

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

Registrant Date: November 7, 2011	Freedom Environmental Services, Inc. By: /s/ Michael Borish
Michael Borish
Chief Executive Officer (Principal Executive Officer)

Registrant Date: November 7, 2011	Freedom Environmental Services, Inc. By: /s/ Michael Borish
Michael Borish
Chief Financial Officer (Principal Financial Officer)