Form 10-Q
period 2011-09-30
Freedom Environmental Services, Inc.
filed 2011-12-02
CIK 1443818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 000-53388

FREEDOM ENVRIONMENTAL SERVICES, INC.
(Name of small business issuer as specified in its charter)

Delaware	27-3218629
( State or other jurisdiction of incorporation or organization)	( IRS Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 21, 2011
Common stock, $0.001 par value	128,343,334

FREEDOM ENVIRONMENTAL SERVICES, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

FREEDOM ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS:
CURRENT ASSETS
Cash	$73,899	$175,134
Accounts receivable - net of allowance of $71,617 and $45,300	274,259	238,618
Inventory	56,514	70,658
Prepaid expenses	-	5,230
Total current assets	404,672	489,640

Property and equipment, net of depreciation of $485,327 and $154,197	1,767,236	2,154,349

Deposit	175,000	-
Intangible assets - net of accumulated amortization of $50,291 and $20,000	151,652	181,943
TOTAL ASSETS	$2,498,560	$2,825,932

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Bank overdraft	$12,682	$-
Accounts payable	392,811	440,895
Accrued expenses	106,304	184,546
Accrued interest - related parties	36,891	30,938
Line of credit	99,230	13,177
Notes payable	344,000	749,000
Notes payable - related party	506,400	456,900
Current portion of long-term notes payable	110,265	320,031
Convertible notes payable	-	114,500
Other current liabilities	42,800	-
Total current liabilities	1,651,383	2,309,987

Long-term notes payable	701,127	-
TOTAL LIABILITIES	2,352,510	2,309,987

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 75,000,000 shares
authorized; Series A, convertible, 5,736,333 and 3,177,111 issued
and outstanding as of September 30, 2011 and December 31, 2010	5,736	3,177
Common stock, $0.001 par value, 200,000,000 shares authorized;
123,018,334 and 103,444,517 issued and outstanding
as of September 30, 2011 and December 31, 2010, respectively	123,018	103,445
Additional paid-in capital	21,288,618	20,888,927
Accumulated deficit	(21,271,322)	(20,479,604)
Total stockholders' equity	146,050	515,945

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,498,560	$2,825,932

The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

REVENUE	$1,422,018	$1,001,093	$4,378,747	$1,137,215

COST OF SALES	1,110,311	142,096	3,004,779	195,786

GROSS PROFIT	311,707	858,997	1,373,968	941,429

OPERATING EXPENSES:
General and administrative	567,073	753,113	2,002,229	2,514,793
Depreciation and amortization	10,097	55,986	30,291	58,340
Gain on sale of assets	-	-	(1,995)	-
Total operating expenses	577,170	809,099	2,030,525	2,573,133
OPERATING INCOME (LOSS)	(265,463)	49,898	(656,557)	(1,631,703)

OTHER EXPENSES:
Interest expense	28,046	70,792	135,161	1,312,748
Total other expense	28,046	70,792	135,161	1,312,748

NET LOSS	$(293,509)	$(20,894)	$(791,718)	$(2,944,451)

NET LOSS PER SHARE:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.09)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	115,018,334	46,424,654	112,923,147	33,885,792

The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(791,718)	$(2,944,451)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad debt expense	42,004	-
Depreciation and amortization	368,124	58,340
Gain on sale of assets	(1,995)	-
Amortization of debt discount	32,704	112,500
Common stock issued for compensation	99,350	1,455,427
Common stock issued for interest expense	-	1,228,892
Changes in operating assets and liabilities:
Accounts receivable	(77,645)	15,682
Prepaid expenses	5,230	(1,500)
Inventory	14,144	(8,107)
Accounts payable	(48,084)	(80,057)
Accrued expenses	59,287	207,591
Accrued interest - related parties	5,953	-
Other current liabilities	42,800	-
Net cash provided by (used in) operating activities	(249,846)	44,317

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit for business acquisition	(175,000)	-
Proceeds from sale of equipment	26,645	-
Purchase of equipment	(41,697)	(58,674)
Net cash used in investing activities	(190,052)	(58,674)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	12,682	(5,037)
Proceeds from exercise of warrants	50,000	-
Repayment of notes payable	(559,026)	-
Repayment of convertible note	(32,500)	-
Repayment of notes payable - related parties	(14,300)	-
Proceeds from line of credit	91,007	-
Proceeds from notes payable	722,000	-
Proceeds from notes payable - related parties	68,800	100,000
Cash received in acquisition	-	207,163
Net cash provided by financing activities	338,663	302,126

NET INCREASE (DECREASE) IN CASH	(101,235)	287,769
CASH, BEGINNING OF PERIOD	175,134	-
CASH, END OF PERIOD	$73,899	$287,769

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$145,178	$-
Taxes paid	$-	$-

NONCASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock for the conversion of debt	$86,000	$451,614
Common stock issued for accrued compensation	$120,615	$-
Common stock issued for the acquisition of equipment	$15,240	$-
Capital lease obligation	$11,433	$-
Common stock issued for note payable-debt discount	$32,704	$-
Preferred stock issued for accrued compensation	$17,915	$-

The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM ENVIRONMENTAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 1 - DESCRIPTION OF BUSINESS

Freedom Environmental Services, Inc. (the “Company” or “Freedom”) provides wastewater management and recycling services to its customers through its different divisions.  In 2010, the Company acquired the assets and certain liabilities of Brownies Waste Water Solutions, Inc. (“Brownies”) which has been a staple in the Central Florida market since 1948, providing commercial and residential septic services.  These services include drain field installation, maintenance and repair; grease trap cleaning, maintenance, installation and repair; full service commercial and residential plumbing; sewer drain cleaning, backflow testing, repairs and certifications; lift station cleaning, maintenance, repairs, bio-solids transportation and recycling.  Prior to the acquisition of Brownies, Brownies purchased the equipment of Vac and Jet Services which was a defunct company with two Vactor trucks purchased on July 5, 2010.

On December 13, 2010, Freedom purchased the equipment of Clean Fuel, LLC and placed that equipment into its wholly owned subsidiary, Grease Recovery Solutions, LLC (“Grease”).  Grease handles all of the Company’s restaurant, resort and theme park services which include grease trap cleaning, sewer drain cleaning and waste cooking oil for recycling.

In February 2011, the Company entered into a letter of intent with David M. Hickman in Pennsylvania to purchase the equipment, inventory and customer list from a company owned by Mr. Hickman.  The Company is in the process of due diligence and has escrowed a non-refundable deposit of $175,000 towards the purchase, which is classified in the accompanying balance sheet as a long-term deposit.  Mr. Hickman has granted the Company an extension to complete the due diligence by December 31, 2011.  The Company anticipates entering into a definitive agreement by the end of 2011.   Mr. Hickman provides sanitation services throughout Pennsylvania.  Mr. Hickman’s company provides all aspects of commercial and residential services including septic system cleaning, maintenance and installation.  We plan to expand that business to the current services lines that we provide in the State of Florida.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2010 as filed with the Securities and Exchange Commission in our Form 10-K.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss for the nine months ended September 30, 2011 of $791,718, an accumulated deficit at September 30, 2011 of $21,271,322, cash flows used in operating activities of $249,846 and needs additional cash to maintain its operations.

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net revenues and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

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

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company has reserved $71,617 as allowance for doubtful accounts at September 30, 2011 and recorded $42,004 of bad debt expense during the nine months ended September 30, 2011.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2011, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.  The Company’s inventory is comprised of supplies and parts used in the Company’s operations. The Company evaluates the need to record adjustments for obsolescence for inventory on a regular basis.  At September 30, 2011, the Company’s inventory balance was $56,514 and at December 31, 2010, the Company’s inventory balance was $70,658.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful life, ranging from three to ten years, using the straight-line method. When items are retired or otherwise disposed of, loss or gain is charged or credited for the difference between the net book value and proceeds realized.  Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. Goodwill acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized.  The Company annually assesses goodwill and indefinite-lived intangible assets for impairment during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred, in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.  The Company does not have any goodwill recorded at September 30, 2011.

Intangible assets subject to amortization, which consist of customer lists, are amortized over their expected life of five years.

Management has assessed the Company’s intangible assets and has not recognized any impairment of assets for the nine months ended September 30, 2011.

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

The Company adopted the provisions of ASC Topic 740, Accounting For Uncertainty In Income Taxes-An Interpretation of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2011, the Company did not record any liabilities for uncertain tax positions.

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

At September 30, 2011, common stock equivalents consisted of 5,000,000 common stock warrants with an exercise price of $0.10 per share, which exceeded the Company’s stock price as of September 30, 2011.

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

☐
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active;

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

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s property and equipment as of September 30, 2011 and December 31, 2010 are as follows:

	September 30,	December 31,
	2011	2010
Trucks and Autos	$447,114	$447,114
Large Equipment	1,051,794	1,150,085
Machinery and Equipment	545,991	503,683
Office Equipment	14,146	14,146
Electrical Equipment	193,518	193,518
Total property and equipment	2,252,563	2,308,546
Accumulated depreciation	(485,327)	(154,197)
Total	$1,767,236	$2,154,349

Depreciation expense for the nine months ended September 30, 2011 and 2010 was $337,833 and $58,340, respectively; $337,833 and $0 of depreciation expense was included in cost of sales in the accompanying consolidated statements of operations for the nine months ended September 30, 2011 and 2010, respectively.

Depreciation expense for the three months ended September 30, 2011 and 2010 was $104,722 and $55,986, respectively; approximately $104,722 and $0 of depreciation expense was included in cost of sales in the accompanying consolidated statements of operations for the three months ended September 30, 2011 and 2010, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable are as follows:

	September 30, 2011	December 31, 2010
Advance from an unrelated third party bearing no stated interest and due on demand.	$220,000	$100,000

Note payable to an unrelated third party, bearing interest at 10%, with principal and interest due on February 29, 2012. The note is secured by certain property and equipment of the Company	25,000	-

Line of credit with an unrelated third party bearing interest at LIBOR plus 3% and due on demand.	13,177	13,177

Note payable to Reunion Bank bearing interest at prime (3.25% at September 30, 2011) plus 2% per annum, due and payable on October 28, 2015, with a monthly principal and interest payment of $6,295, secured by the assets of the Company and recorded liens on certain equipment of the Company, guaranteed by the Company’s president.	275,367	320,031

Note payable to Reunion Bank bearing interest at prime (3.25% at September 30, 2011) plus 2% per annum, due and payable on February 15, 2016 with a monthly principal and interest payment of $5,920, secured by the assets of the Company and recorded liens on certain equipment of the Company, guaranteed by the Company’s president.	525,149	-

Line of credit with an unrelated third party bearing interest at prime (3.25% at September 30, 2011) plus 2% per annum, due on demand with a monthly interest payment and secured by certain accounts receivable.	46,053	-

Line of credit with an unrelated third party bearing interest at prime (3.25% at September 30, 2011) plus 2% per annum, due on demand with a monthly interest payment.	40,000	-

Note payable to OCE Copier bearing no interest rate and due on April 13, 2016	10,876	-

Convertible note bearing interest at 8% per annum, maturity date in February 2011. The Company evaluated the terms of the note and recorded a beneficial conversion feature in the amount of $59,644 at the inception of the agreement. This note, together with accrued interest, was converted into 5,311,475 shares of the Company’s common stock in January 2011.	-	32,000

Convertible note bearing interest at 8% per annum, maturity date in August 2011. The Company evaluated the terms of the note and recorded a beneficial conversion feature in the amount of $29,500 at the inception of the agreement. This note was repaid in May 2011.	-	32,500

Convertible note bearing interest at 8% per annum, maturity date in April 2011. The Company evaluated the terms of the note and recorded a beneficial conversion feature in the amount of $50,000 at the inception of the agreement. This note, together with accrued interest, was converted into 4,945,802 shares of the Company’s common stock in February 2011.	-	50,000

Promissory note with an unrelated third party, bearing no interest per annum, a monthly payment of $2,500 and maturing in June 2012. The Company disputes this note payable as representation of the fitness of the equipment purchased from Vac & Jet were not fully disclosed.	60,000	60,000

Note with an unrelated third party bearing no interest, a monthly payment of $1,500 and maturing in October 2012. Currently in dispute.	39,000	39,000

Note with an affiliated company bearing interest at 18% per annum and due on demand.	303,200	322,500

Note with an affiliated company bearing interest at 18% per annum and due on demand.	128,200	59,400

Note with a related party bearing interest at 18% per annum. The note was secured by 10,000,000 shares of the Company’s common stock. During 2011, this note was refinanced as noted below.	-	75,000

On March 13, 2011, the Company entered into a contract with Dr. Scott Levine, a related party, where Dr. Levine agreed to loan $75,000 dollars in exchange for 1,000,000 restricted shares of common stock and 1,000,000 stock warrants.  The relative fair value of the common stock and warrants was $32,704 in total resulting in an initial discount.  For the nine months ended September 30, 2011, $28,616 related to the debt discount was amortized into interest expense. The note was due on July 15, 2011, bore interest at an annualized rate of 18% and was collateralized by 10,000,000 shares of the Company’s common stock.  The 10,000,000 shares were issued to Mr. Levine and are considered outstanding. Mr. Levine has verbally agreed to extend the note until the Company secures financing.  Mr. Levine exercised the warrants on May 17, 2011 for $50,000 in cash proceeds.
	75,000	-

Note with an unrelated third party bearing no interest, due on March 31, 2011. During 2011, this note was paid in full.	-	550,000
Total Notes and Line of Credit Payable	1,761,022	1,653,608
Less: Current Portion	(1,059,895)	(1,653,608)
Long-Term Portion	$701,127	$-

Principal payments (together with interest) for the long-term notes payable for each of the five succeeding years are as follows:

Year ended December 31,	Amount
2012	$110,377
2013	116,302
2014	122,470
2015	114,055
2016	321,038
Total	$784,242
Reunion Bank Loan Covenants

In October, 2010, the Company entered into a 5-year note agreement with Reunion Bank for the amount of $325,000 with a balance of $275,367 as of September 30, 2011.  On February 16, 2011, the Company entered into another 5-year note agreement with a principal amount of $550,000 ($525,149 as of September 30, 2011) with a required balloon payment of $317,345 on the 60th payment. Reunion Bank loan covenants, which the Company believes it was in compliance with at September 30, 2011, are as follows:

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

The Company is a Defendant in a pending litigation with Harvey Blonder, Gary Goldstein, and Robin Bailey v. Freedom Environmental Services, Inc., and Michael Borish, individually.  This case is pending in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida, Case No. 2010-CA-026477-0 related to the acquisition of Brownies Waste Water Solutions in July 17, 2010.  The Original Complaint was dismissed on a Motion to Dismiss Failure to State a Claim and the Court allowed the Plaintiffs to file an Amended Complaint. The Amended Complaint was filed on June 3, 2011 which alleges – Declaratory Relief, Fraudulent Inducement to Enter a Contract, Negligent Misrepresentation, Breach of Contract Warranties, Accounting, and Rescission of Purchase Agreement. The Company considered this litigation frivolous and vehemently denies all allegations. The case in pending in State Court and the Company is vigorously litigating this case. The Company has not yet determined the range of any potential loss exposure related to this litigation.

On January 1, 2011, the Company entered into a one-year yellow grease purchase agreement with Delta Integrated Industries LLC (“Delta”). In that agreement the Company agreed to sell fifty thousand  galls of yellow grease per month to Delta. This agreement was void as Delta submitted a check from an affiliate company for $67,000 that was drawn on an account with insufficient funds.  Delta has filed a Complaint related to this voided agreement but has never served the summons on the Company which makes the Complaint invalid and will ultimately be dismissed by the court for lack of service.

NOTE 8– RELATED PARTY TRANSACTIONS

On January 7, 2011, the Company issued 800,000 and 1,759,000 preferred shares to Michael Ciarlone and Michael Borish for the settlement of $17,915 in accrued compensation.

On January 21, 2011, the Company issued 816,540 in common shares for the settlement of $10,615 in accrued compensation to its CEO and COO.

On March 13, 2011, the Company entered into a contract with Dr. Scott Levine, where as Dr. Levine agreed to loan $75,000 to the Company in exchange for one million restricted shares of common stock and warrants to acquire one million shares of the Company’s common stock at an exercise price of $0.05 per share.  The note was originally due on July 15, 2011 and collateralized by 10,000,000 shares of the Company’s common stock.  Mr. Levine exercised the warrants on May 17, 2011 for $50,000 in cash proceeds to the Company.  See Note 6 for further information.

On April 28, 2011, the Company issued 2,000,000 of common shares (1,000,000 each to Michael Ciarlone and Michael Borish) in lieu of compensation and recorded $110,000 in compensation expense ($0.055 per share based upon the market price of the Company’s common stock on the date of grant).

NOTE 9- EQUITY

Preferred Stock

The Company authorized 75,000,000 shares of preferred stock, at $0.001 par value of which 5,736,333 are Series A Convertible preferred shares issued and outstanding as of September 30, 2011.  The Corporation established and designates the rights and preferences of a Series A Convertible Preferred Stock, and reserves 75,000,000 shares of preferred stock against its issuance, such rights, preferences and designations.  Each share of the Series A Convertible Preferred Stock shall have 300 votes on all matters presented to be voted on by the holders of common stock and is convertible into common stock on a one for one basis.  During the nine months ended September 30, 2011, the Company issued 1,759,000 and 800,000 shares of Series A Convertible Preferred Stock to its CEO and COO, respectively, for settlement of accrued compensation in the amount of $17,915.

Common Stock

As of September 30, 2011 the Company had authorized 200,000,000 shares of common stock, at $0.001 par value and 123,018,334 shares are issued and outstanding.

During the nine months ended September 30, 2011, the Company issued 600,000 common shares for the acquisition of equipment from Clean Fuel LLC valued at $15,240 ($0.025 per share based upon the market price at the date of issuance); 5,900,000 common shares for consulting services of $99,350, valued at the market price of the Company’s common stock on the date of issuance; 2,816,540 common shares to settle accrued compensation of $120,615; and 10,257,277 shares of common stock for principal and accrued interest on convertible debt in the amount of $86,000.

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

The Company has 5,000,000 warrants but no options outstanding as of September 30, 2011. Outstanding warrants have a $0.10 exercise price, are fully vested, have a three year expected life, expire December 13, 2013 and were valued at $95,308 using the Black-Scholes option-pricing model. The following inputs and assumptions were used in the option-pricing model:

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

The reasons for the acquisition were that the companies had similar business models that allow the company to expand its operations and services.  Also, with the acquisition of Brownies, the Company can expand its market share of the sewage disposal market.

The acquisition gave rise to goodwill which was impaired immediately and an intangible asset, a client list, with an estimated life of five years because of management’s belief that the client list had value but did not have an economic useful life longer than a period of five years.

The net purchase price paid for the Acquisition was 46,666,667 restricted shares of the Company’s common stock. The shares had a quoted market price of $0.025 per share on July 17, 2010 or an aggregate quoted market value of approximately $1,166,667. The results of Brownies’ operations since July 17, 2010 have been included in the consolidated financial statements.  The following table summarizes the consideration paid by the Company and the amounts of the assets acquired and liabilities assumed at the acquisition date.  The purchase price for the Acquisition consisted of the issuance of a net aggregate of 46,666,667 shares which includes 48,000,000 common shares issued in the transactions net of the 1,333,333 common shares cancelled (the “Share Consideration”) to the parties that comprise the holders of both/or Member Interests of B&P Environmental Services LLC and issued and outstanding shares of Brownies Waste Water Solutions, Inc.

Purchase Price Allocation	July 17, 2010
Fair Value of Consideration:
Equity instruments (46,666,667 common shares of Freedom Environmental Services, Inc.)	$1,166,667
Fair Value of Assets acquired:
Cash	207,163
Assets:
Equipment	1,308,390
Prepaid expense	1,625
Accounts receivables	297,219
Inventory	34,266
Client list	200,000
Total assets	2,048,663
Fair Value of Liabilities assumed:

Liabilities	1,014,591
Fair value of net assets	1,034,072
Goodwill	132,595
Total purchase price	$1,166,667

Liabilities Assumed from the Seller:
Royal Bank of Canada note payable	$13,177
Convertible Note Payable	50,000
Notes Payable - Vac & Jet	60,000
Notes Payable - Caterpillar	39,000
Notes Payable - Resort Marketing	322,500
Notes Payable - Security Fortress Ltd	264,800
Accounts Payable	265,114
Total Liabilities Assumed from the Seller	$1,014,591

The following pro forma consolidated results of operations have been prepared as if the acquisition of Brownies occurred at the beginning of each period presented.

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Revenues	$1,198,107	$3,577,863
Net loss	$(4,625)	$(2,820,785)
Net loss per share basic and diluted	$(0.00)	$(0.04)

Weighted average of shares outstanding	83,221,712	77,122,194

NOTE 11 – ASSETS PURCHASED

On December 13, 2010, the Company entered into an Asset Purchase Agreement (the “APA”) with Clean Fuel, LLC.  The purchase price for the assets consisted of $850,000 in cash and 5,000,000 warrants at a $0.10 exercise price which are fully vested and have a three- year life at the date of closing of the APA.  The value of the warrants based on Black Scholes was $95,308.

The equipment was put in Grease, a wholly-owned subsidiary of Freedom. This equipment purchased from Clean Fuel LLC was idle prior to the acquisition.

The fair value of the consideration and the assets acquired is based on the aggregate value of the cash and the Black Scholes value of the warrants that was exchanged for the property and equipment as shown below:

December 13, 2010
Fair Value of Consideration:
Cash	$757,000
Equity instruments (5,000,000 warrants at a $.10 exercise price)	95,308
Equity instruments (600,000 common shares, $0.0254 per share)	15,240
Total Purchase Price	$867,548

Fair Value of Assets acquired:
Property and Equipment	$867,548
Fair Value of Assets	$867,548

NOTE 11– SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the consolidated financial statements were issued, and have determined that the following events are reasonably likely to impact the financial statements and require disclosure:

In October 2011, the Company issued 5,200,000 common shares for consulting service valued at $260,000, or $0.05 per share, based upon the market price of the Company’s stock on the date of agreement.

In August 2011, the Company issued a promissory note with principal amount of $25,000 to an unrelated party. The interest rate on the note is 10%, the note is unsecured and the maturity date is February 29, 2012.  In connection with this note, in October, 2011, the Company also issued 125,000 common shares to the unrelated party valued at $5,000 or $0.04 per share, based upon the market price of the Company’s stock on the date of grant.

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

Results of Operations for the Three and Nine Months ended September 30, 2011

Revenues for the three months ended September 30, 2011 were $1,422,018, as compared to $1,001,093 for the three months ended September 30, 2010.  Revenues for the nine months ended September 30, 2011 were $4,378,747, as compared to $1,137,215 for the nine months ended September 30, 2010.  This increase was primarily attributable to our acquisition of Brownies Waste Water Solutions, Inc. and the purchase and deployment of a substantial amount of equipment from Clean Fuel LLC.  The Clean Fuel LLC equipment acquisition allowed us to grow substantially.  The Brownies business combination was effective in providing a strong presence in Florida; however, we had to update much of the business and revenue model to make Brownies a competitive business in this industry.

Cost of goods sold for the three months ended September 30, 2011 was $1,110,311, as compared to $142,096 for the three months ended September 30, 2010.  Cost of goods sold for the nine months ended September 30, 2011 was $3,004,779, as compared to $195,786 for the nine months ended September 30, 2010.  This increase was due to the major equipment purchase from Clean Fuel LLC, which increased our costs, and our acquisition of Brownies in July 2010, which expanded our business in 2011, but not the first six months of 2010. The revamping to make the Brownies business model competitive in the industry also contributed to the increase in 2011 costs.

General and administrative expense for the three months ended September 30, 2011 was $567,073, as compared to $753,113 for the three months ended September 30, 2010.  General and administrative expenses for the nine months ended September 30, 2011 were $2,002,229, as compared to $2,514,793 for the nine months ended September 30, 2010.  The primary reason the expenses decreased was that in 2010 we had a substantial amount of non-cash, non-recurring expenses related to the issuance of common stock for marketing and consulting expense, which was partially offset by higher salary expense during the 2011 period.

Interest expense for the three months ended September 30, 2011 was $28,046, as compared to $70,792 for the three months ended September 30, 2010.  Interest expense for the nine months ended September 30, 2011 was $135,161, as compared to $1,312,748 for the nine months ended September 30, 2010.  During 2010, we issued shares of the Company to certain debt holders to satisfy outstanding notes payable and recorded additional interest of $46,401 and $856,146 of interest expense, which represented the excess of the fair market value of the shares issued over the carrying amount of the debt satisfied, during the three and nine months ended September 30, 2010.  During the nine months ended September 30, 2010, we also recorded $112,500 of interest expense related to the amortization of debt discount, versus $32,704 during the same period of 2011.

Net loss for the three months ended September 30, 2011 was $293,509, as compared to $20,894 for the three months ended September 30, 2010.  Net loss for the for the nine months ended September 30, 2011 was $791,718, as compared to $2,944,451 for the nine months ended September 30, 2010.  The primary reason the losses decreased was that in 2010 we had a substantial amount of non-cash, non-recurring expenses related to the issuance of common stock as described above.

Liquidity and Capital Resources

Our cash (used in) provided by operating activities was ($249,846) and $44,317 for the nine months ended September 30, 2011 and 2010, respectively.  The decrease is mainly attributable to the acquisition of  Brownies Waste Water Solutions, Inc. and the costs incurred to update much of the business and revenue model to make Brownies a competitive business in this industry.

Cash used in investing activities was $190,052 and $58,674 for the nine months ended September 30, 2011 and 2010, respectively. We acquired new equipment for our company in 2011.

Cash provided by financing activities was $338,663 and $302,126 for the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011, we received proceeds from notes payable and lines of credit of $813,007 from unrelated third parties and $68,800 from related parties, repaid notes payable and a convertible note of $605,826 and received net proceeds from warrant exercises of $50,000.

The Company has a net loss for the nine months ended September 30, 2011 of $791,718, an accumulated deficit at September 30, 2011 of $21,271,322, cash flows used in operating activities of $249,846 and needs additional cash flows to maintain its operations.

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

ITEM 4.          CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective since the Company has been ineffective in filing timely.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2011. There have not been significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2010.

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

The Company became aware that one of the shareholders of Brownies Waste Water Solutions, Inc., Gary Goldstein, prior to the acquisition, allegedly misappropriated $15,000 of the Company’s funds (the “Funds”) by attempting to transfer or pass through funds of an unrelated bankrupt company through the Company’s bank accounts to disguise them as services Brownies was to perform when in fact it was an attempt to disguise it as legal services for the shareholder.  The Company contacted Bank of America who was the single largest creditor in the unrelated bankrupt company and returned the funds to the bankruptcy court.  The Company contacted the Bankruptcy Trustees Office as to the action of the shareholder and they are investigating the shareholder to determine the next course of action.  The Company is investigating the accounting records to determine if there are additional improprieties prior to the purchase of Brownies.  If the Company finds additional improprieties, the Company will contact the proper regulatory authorities.

The Company became aware the sellers of Brownies failed to disclose in the Asset Purchase Agreement additional liabilities of $89,000; which included an outstanding invoice of $21,000 for required cleanup in Orange County, Florida, $18,000 of unpaid personal property taxes, and $57,000 owed to Shelley Septic, Inc. The Company is investigating if there are any additional undisclosed liabilities in the acquisition of Brownies and has sought legal counsel to determine the next course of action.

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

The Company is a Defendant in a pending litigation with Harvey Blonder, Gary Goldstein, and Robin Bailey v. Freedom Environmental Services, Inc., and Michael Borish, individually.  This case is pending in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida, Case No. 2010-CA-026477-0 related to the acquisition of Brownies Waste Water Solutions in July 17, 2010.  The Original Complaint was dismissed on a Motion to Dismiss Failure to State a Claim and the Court allowed the Plaintiffs to file an Amended Complaint.  The Amended Complaint was filed on June 3, 2011 which alleges – Declaratory Relief, Fraudulent Inducement to Enter a Contract, Negligent Misrepresentation, Breach of Contract Warranties, Accounting, and Rescission of Purchase Agreement.  The Company considered this litigation frivolous and vehemently denies all allegations.  The case in pending in State Court and the Company is vigorously litigating this case.

On January 1, 2011 the Company entered into a one year yellow grease purchase agreement with Delta Integrated Industries LLC ("Delta"). In that agreement the Company agreed to sell fifty thousand gallons of yellow grease per month to Delta. This agreement was voided as Delta submitted a check for $67,000 that was drawn on an account with insufficient funds.  Delta has filed a Complaint related to this voided agreement but has never served the summons on the Company which makes the Complaint invalid and the Company believes it will ultimately be dismissed by the Court for lack of service.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2011.

ITEM 4.  REMOVED AND RESERVED.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

Exhibits filed herein for September 30, 2011

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

Freedom Environmental Services, Inc.

Date: December 1, 2011	By:	/s/ Michael Borish
Michael Borish
Chief Executive Officer (Principal Executive Officer)

Freedom Environmental Services, Inc.

Date: December 1, 2011	By:	/s/ Michael Ciarlone
Michael Ciarlone
Principal Financial Officer