Form 10-K
period 2011-12-31
Freedom Environmental Services, Inc.
filed 2012-05-16
CIK 1443818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011
OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from N/A to N/A
Commission File Number:  000-453388
Freedom Environmental Services, Inc.
(Name of small business issuer as specified in its charter)

Delaware	27-3218629
State of Incorporation	IRS Employer Identification No.

11372 United Way
Orlando, FL 32824
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates: $2,479,644 as based on the closing price of the stock on May 8, 2012.  The voting stock held by non-affiliates on that date consisted of 82,654,809 shares of common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of December 31, 2011, there were 133,443,434 shares of common stock, par value $0.001, issued and outstanding and 5,736,333 shares of preferred stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference: None

Freedom Environmental Services, Inc.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

Special Note Regarding Forward-Looking Statements

Some of our statements under "Business," "Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations,"" the Notes to Financial Statements and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to certain events, risks and uncertainties that may be outside our control. Some of these forward-looking statements include statements of:

•	management's plans, objectives and budgets for its future operations and future economic performance;
•	capital budget and future capital requirements;
•	meeting future capital needs;
•	realization of any deferred tax assets;
•	the level of future expenditures;
•	impact of recent accounting pronouncements;
• the outcome of regulatory and litigation matters;
• the assumptions described in this report underlying such forward-looking statements; and
•	Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:
o	those described in the context of such forward-looking statements;
o	future service costs;
o	changes in our incentive plans;
o	the markets of our domestic operations;
o	the impact of competitive products and pricing;
o	the political, social and economic climate in which we conduct operations; and
o	the risk factors described in other documents and reports filed with the Securities and Exchange Commission.

In some cases, forward-looking statements are identified by terminology such as "may," "will," "should," "could," "would," "expects," "plans," "intends," "anticipates," "believes," "estimates," "approximates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of such statements and is under no duty to update any of the forward-looking statements after the date of this report.

PART I

ITEM 1.  BUSINESS.

General
The financial statements presented in this report represent the consolidation of Freedom Environmental Services, Inc., a Delaware corporation. Freedom Environmental Services is a holding company and all operations are conducted by its subsidiaries. When the terms “the Company,” “we,” “us” or “our” are used in this document,  those terms refer to Freedom Environmental Services, Inc., and its consolidated subsidiaries. When we use the term “Freedom” we are referring only to Freedom Environmental Services, Inc. the parent holding company.

Our Company

Freedom Environmental Services, Inc. provides wastewater management and recycling services to its customers through its different divisions.

Our principal executive offices are located at 11372 United Way, Orlando, Florida, 32824. The main phone number is: 407-841-4321 and the Company’s website is http://brownieswws.com.

On July 16, 2010, the Company acquired the assets and certain liabilities of Brownies Waste Water Solutions, Inc. (“Brownies”).  Brownies was originally purchased in a Chapter 7 Bankruptcy proceeding in December of 2008, just 18 months before the Company acquired the assets and certain liabilities of Brownies Waste Water Solutions, Inc.  Prior to its Bankruptcy proceeding in December of 2008, the business had been operating by unrelated third parties in the Central Florida market since 1948, providing commercial and residential septic services.  These services include drain field installation, maintenance and repair; grease trap cleaning, maintenance, installation and repair; full service commercial and residential plumbing; sewer drain cleaning, backflow testing, repairs and certifications; lift station cleaning, maintenance, repairs, bio-solids transportation and recycling.  On July 5, 2010 prior to the acquisition of Brownies, Brownies purchased the equipment of Vac and Jet Services which was a defunct company with two Vactor trucks.

On December 13, 2010, Freedom purchased the equipment of Clean Fuel, LLC and placed that equipment into its wholly owned subsidiary, Grease Recovery Solutions, LLC (“Grease”).  Grease handles all of the Company’s restaurant, resort and theme park services which include grease trap cleaning, sewer drain cleaning and waste cooking oil for recycling.

In February 2011, the Company entered into a letter of intent with David M. Hickman in Pennsylvania to purchase the equipment, inventory and customer list from a company owned by Mr. Hickman.  The Company is in the process of due diligence and has escrowed a non-refundable deposit of $176,875 toward the purchase, which is classified in the accompanying balance sheet as a current deposit.  Mr. Hickman has granted the Company an extension to complete the due diligence until May 31, 2012 and by mutual verbal consent the deadline will be extended again beyond May 31, 2012 prior to that time.  Mr. Hickman provides sanitation services throughout Pennsylvania.  Mr. Hickman’s company provides all aspects of commercial and residential services including septic system cleaning, maintenance and installation.  We plan to expand that business to the current services lines that we provide in the State of Florida.

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

Principal products or services and their markets

We provide wastewater, storm-water system management, grease and organics collection and disposition, commercial plumbing and water system management to the commercial, industrial, and municipal markets, as well as septic system maintenance and repair to the residential market throughout Central Florida.

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

Commercial plumbing services include pump systems installation, repairs, maintenance and general activities related to the plumbing profession.

New product or service

The Company has been processing grease waste by collecting, transporting and distributing them to dumping sites.  As a cost reduction measure Freedom entered into a letter of intent with a company in Pennsylvania. The Pennsylvania company compliments our company as a processing center that will result in reduced cost of processing the Biofuel with third parties.

It’s the Company’s intention to develop and produce fuels and natural bio-organic products (such as fertilizer) derived from waste and byproducts.

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

We compete in our current areas of operation by offering what we believe to be superior service at competitive prices. We also intend to be competitive by acquiring operating companies in the wastewater services sector and developing commercial applications to convert the collected waste into fuel and organic nutrients (fertilizer).

Sources and availability of labor raw materials and the names of principal suppliers

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

The need for any government approval of principal products or services and the status of any requested government approvals

The Company’s operations are subject to various federal, state, and local laws and regulations regarding environmental matters and other aspects of the operation of a sewer and drain cleaning and plumbing services business. For certain other activities, such as septic tank and grease pumping, our product, Freedom is subject to state and local environmental health and sanitation regulations. The Company’s current activities also require licensure as a Certified Plumbing Contractor by the State of Florida.

The production of high grade fuel and bio-organic nutrient products converted from commercial, industrial and residential waste products are highly regulated industries and the Company may have to satisfy numerous mandatory procedures, regulations, and safety standards established by federal and state regulatory agencies.

Effect of existing or probable governmental regulations on the business

There is legislation currently enacted which we feel may have a beneficial impact on our operations:

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

Employees

The Company’s team currently consists of forty-three (43) employees and several independent contractors. Each management hire has been carefully selected to address immediate needs in particular functional areas, but also with consideration of the Company’s future needs during a period of expected rapid growth and expansion. Value is placed not only on outstanding credentials in specific areas of functional expertise, but also on cross-functionality, collegiality, a strong knowledge of content acquisition and distribution, along with hands-on experience in scaling operations from initial beta and development stage through successful commercial deployment.

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

ITEM 1A - Risk Factors

As a smaller reporting company we are not required to provide a statement of risk factors. However, we believe this information may be valuable to our shareholders for this filing. We reserve the right to not provide risk factors in our future filings. Our primary risk factors and other considerations include:

We will incur increased costs and demands upon management as a result of complying with the laws and regulations that affect public companies, which could materially adversely affect our results of operations, financial condition, business and prospects.

As a public company and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC.

The increased costs associated with operating as a public company will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our results of operations, financial condition, business and prospects.

However, for as long as we remain an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012, or JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

If the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30, we would cease to be an “emerging growth company” as of the following June 30, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an “emerging growth company” immediately.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

The Report Of Our Independent Registered Public Accounting Firm Contains Explanatory Language That Substantial Doubt Exists About Our Ability To Continue As A Going Concern

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We have a net loss for the year ended December 31, 2011 of $1,850,507, an accumulated deficit at December 31, 2011 of $22,330,111, cash flows used in operating activities of $176,759 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail or cease our operations altogether. If we curtail our operations or cease our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

Our business strategy, in part, depends upon our ability to complete and manage acquisitions of assets and/or of other companies.

Our business strategy, in part, is to grow through acquisition of assets and/or other businesses, which depend on our ability to identify, negotiate, complete and integrate suitable acquisitions.  (See Item 1 Business.) Even if we complete an acquisition we may experience:

•	difficulties in integrating any assets and/or acquired companies, personnel and products into our existing business;

•	delays in realizing the benefits of the acquired company or products;

•	significant demands on the Company’s management, technical, financial and other resources;

•	diversion of our management’s time and attention to unexpected problems;

•	higher costs of integration than we anticipated;

•	difficulties in retaining key employees of the acquired businesses who are necessary to manage these acquisitions; and/or

•	anticipated benefits of acquisitions may not materialize as planned.

We depend significantly upon the continued involvement of our present management.

The Company’s success depends significantly upon the involvement of our present management, who is in charge of our strategic planning and operations. We may need to attract and retain additional talented individuals in order to carry out our business objectives. The competition for individuals with expertise in this industry could be intense and there are no assurances that these individuals will be available to us.

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

Current economic recession and political turmoil could materially adversely affect the Company.

The Company’s future operations and performance depend significantly on worldwide economic and political conditions. Uncertainty about current global economic conditions poses a risk as consumers and businesses have postponed spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our potential energy resources, of which there are no assurances such exist in economically feasible quantities or qualities, and a resulting drop in the prices of such items, actual demand for energy and natural resources could also differ materially from the Company’s expectations.  Other factors that could influence demand include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, the financial crisis, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors.  These and geopolitical events such as war and terrorist actions could have a material adverse effect on demand for the Company’s products and services and on the Company’s financial condition, operating results, and cash flows.

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

If we are unable to hire, retain or motivate qualified personnel, consultants and advisors, we may not be able to grow effectively.

Our performance will be largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization. Competition for such qualified employees is intense. If we do not succeed in attracting excellent personnel or in retaining or motivating them, we may be unable to grow effectively. In addition, our future success will depend in large part on our ability to retain key consultants and advisors. Our inability to retain their services could negatively affect our business and our ability to execute our business strategy.

Risks Related to our Securities

The market price for our common stock may be volatile, and you may not be able to sell our stock at a favorable price or at all.

Many factors could cause the market price of our common stock to rise and fall, including:

•	actual or anticipated variations in our quarterly results of operations;
•	changes in market valuations of companies in our industry;
•	changes in expectations of future financial performance;
•	fluctuations in stock market prices and volumes;
•	issuances of dilutive common stock or other securities in the future;
•	the addition or departure of key personnel;
•	announcements by us or our competitors of acquisitions, investments or strategic alliances; and

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

Our certificate of incorporation also allows our Board of Directors to fix the number of directors in the bylaws. Cumulative voting in the election of directors is specifically denied in our certificate of incorporation. The effect of these provisions may be to delay or prevent a tender offer or takeover attempt that a stockholder may determine to be in his or its best interest, including attempts that might result in a premium over the market price for the shares held by the stockholders.

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

•
on consummation of the transaction that resulted in the stockholders becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding those shares owned by persons who are directors and also officers; or

•
on or subsequent to that date, the business combination is approved by the Board of Directors and authorized at an annual or special meeting of stockholders by the affirmative vote of at least two-thirds of the outstanding voting stock that is not owned by the interested stockholder.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

The Company has an unresolved comment letter dated March 28, 2012, in which there are outstanding comments to be cleared by the Commission staff regarding an 8-K that was filed on February 24, 2012 and March 23, 2012.

ITEM 2.  PROPERTIES

In September 2010, we entered into a lease agreement for 6,000 square feet of office and warehouse space in Orlando, FL.   The lease is for a period of five years commencing on September 1, 2010. The Company pays a monthly lease payment of $5,000.  The lease contains a renewal option enabling the Company to renew the lease for an additional year upon terms and conditions acceptable to the owner. Pursuant to the lease, Freedom is responsible for the payment of all property taxes, maintenance, and repair charges during the term of the lease. The property is utilized full time by us.

This property is utilized as office space and is also utilized to house equipment and supplies, including vehicles tools and materials, which may be required in our operations.

In February 2011, the Company entered into an additional lease agreement for 7,500 square feet of additional warehouse space in a separate location in Orlando, FL.  The lease is for a period of three years commencing on February 1, 2011.  The Company pays an initial monthly lease payment of $7,169 with provision of three percent increase annually.

We believe that the foregoing properties are adequate to meet our current operating needs.

ITEM 3.  LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect except noted below.

In September 2010, the Company became aware that one of the shareholders of Brownies Waste Water Solutions, Inc., Gary Goldstein, prior to the acquisition, allegedly misappropriated $15,000 of the Company’s funds (the “Funds”) by attempting to transfer or pass through funds of an unrelated bankrupt company through the Company’s bank accounts to disguise them as services Brownies was to perform when in fact it was an attempt to disguise it as legal services for the shareholder.  The Company contacted Bank of America who was the single largest creditor in the unrelated bankrupt company and returned the funds to the bankruptcy court.  The Company contacted the Bankruptcy Trustees Office as to the action of the shareholder and they are investigating the shareholder to determine the next course of action.  The Company is investigating the accounting records to determine if there are additional improprieties prior to the purchase of Brownies and have reported this to the appropriate authorities.

The Company become aware the sellers of Brownies failed to disclose in the Asset Purchase Agreement additional liabilities of $195,000; which included an outstanding invoice of $21,000 for required cleanup in Orange County, Florida, $18,000 of unpaid personal property taxes, unemployment taxes of $99,144 and $57,000 owed to Shelley Septic, Inc. The Company is investigating if there are any additional undisclosed liabilities in the acquisition of Brownies.

The Company was a Defendant in litigation with Harvey Blonder, Gary Goldstein, and Robin Bailey v. Freedom Environmental Services, Inc., and Michael Borish, individually.  This case was in Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida, Case No. 2010-CA-026477-0 related to the acquisition of Brownies Waste Water Solutions in July 17, 2010.  The Original Complaint was dismissed on a Motion to Dismiss Failure to State a Claim and the Court allowed the Plaintiffs to file an Amended Complaint.  The Amended Complaint was filed on June 3, 2011 which alleges – Declaratory Relief, Fraudulent Inducement to Enter a Contract, Negligent Misrepresentation, Breach of Contract Warranties, Accounting, and Rescission of Purchase Agreement.  There are currently issues with that litigation which are being evaluated by counsel for the Company, including the end of that litigation.

On May 2, 2012 Harvey Blonder, Gary Goldstein, and Robyn Bailey filed another law suit now in the United States District Court Middle District of Florida case No. 6:12-cv-665-ORL-22DAB making the same allegations in the prior complaints filed in state court.  The Company vehemently denies all allegations and considers this litigation frivolous.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

Freedom common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board) and can be accessed on the Internet at www.pinksheets.com under the symbol “FRDM.PK.”

At December 31, 2011, there were 133,443,434 shares of common stock of Freedom outstanding and there were in excess of 600 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Freedom’s common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2011
First Quarter (January – March 2011)	$0.06	$0.01
Second Quarter (April – June 2011)	$0.09	$0.03
Third Quarter (July – September 2011)	$0.07	$0.04
Fourth Quarter (October – December 2011)	$0.06	$0.02
Fiscal Year 2010
First Quarter (January – March 2010)	$.339	$.24
Second Quarter (April – June 2010)	$.035	$.028
Third Quarter (July – September 2010)	$.026	$.026
Fourth Quarter (October – December 2010)	$.0133	$.0133

On May 11, 2012, the closing bid price of our common stock was $0.03.

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

Transfer Agent

Freedom’s Transfer Agent and Registrar for the common stock is Colonial Stock Transfer located in Salt Lake City, Utah.

Recent sales of Unregistered Securities

2012

During the quarter ended March 31, 2012, the Company issued 125,000 common shares for $5,000 of services and expenses rendered by consultants.

2011

During the year ended December 31, 2011, the Company issued 18,325,000 common shares for $405,600 of services and expenses rendered by consultants and $116,750 for payment to related parties   for services rendered. The Company issued 11,073,817 for the conversion of debt and accrued interest and the Company converted $96,014 in debt.

During the year ended December 31, 2011, the Company issued preferred series A shares of 2,559,222 valued at $17,915 for accrued salaries of the CEO and COO.

During the year ended December 31, 2011, the Company issued 1,000,000 of warrants at a $0.05 exercise price were exercised with proceeds of $50,000 received.  The Company also issued 7,000,000 and 4,000,000 warrants in 2011 with exercise prices of $0.01 and $0.05, respectively.

The Company has warrants but no options outstanding as of December 31, 2011. All warrants are fully vested and have expirations, amounts and exercise prices as indicated below:

September 1, 2013                                           7,000,000                                $0.01
December 13, 2013                                           5,000,000                                $0.10
September 1, 2014                                           4,000,000                                $0.05

2010

During the year ended December 31, 2010, the Company issued 48,000,000 common shares and cancelled 1,333,333 common shares in the acquisition of Brownies Wastewater Solutions, Inc. valued at $1,166,666, the Company issued 12,424,333 common shares for services and expensed $1,653,975 for services rendered by consultants.  The Company issued 911,494 of common stock for interest that was expensed as interest expense in the amount of $18,230; The Company issued 16,524,416 common shares for the conversion of debt and the company converted $490,279 in debt of the Company.  The Company issued 10,000,000 common shares as collateral for the Note with Scott Levine, a related party.

During the year ended December 31, 2010, the Company issued preferred series A shares of 3,177,111 valued at $47,657 for accrued salaries of the CEO and COO.

The Company has warrants but no options outstanding as of December 31, 2010. The warrants consist of 5,000,000 warrants at a $0.10 exercise price which are fully vested and have a three (3) year life and expire December 13, 2013.

Preferred Stock

The Company has authorized 75,000,000 shares of preferred stock, at $.001 par value and 5,736,333 are issued and outstanding as of December 31, 2011.  The Corporation established and designates the rights and preferences of a Series A Convertible Preferred Stock, and reserves 5,000,000 shares of preferred stock against its issuance, such rights, preferences and designations.  Each share of the Preferred Stock shall have 300 votes on all matters presented to be voted by the holders of our common stock and is convertible to common stock on a one for one basis as of the origination date on October 31, 2010.  From that time forward, as the corporation issues additional shares of common stock the conversion ratio of the preferred stock increases to maintain the shares proportional ownership of the Company.  As of December 31, 2011 the conversion rate is one share of preferred stock for 1.5 shares of common stock.  All shares of preferred stock that have been issued were issued as compensation to the CEO & COO with 2,559,222 valued at $17,914 and 3,177,111 valued at $431,115 and $47,657 in the years ended December 31, 2011 and 2010, respectively.

Warrants and Options

There were 16,000,000 and 5,000,000 warrants and no options issued and outstanding as of December 31, 2011 and December 31, 2010, respectively.

Stock Splits

Share data in this report have been adjusted to reflect the following stock splits relating to the Company's common stock: September 23, 2008 the Board of Directors authorized a 1-for-50 reverse stock split.  The financial statements were retroactively restated to reflect this split.

ITEM 6.SELECTED FINANCIAL DATA.

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Summary of Statements of Operations of FRDM

Year Ended December 31, 2011 and 2010

Statement of Operations Data

	December 31, 2011	December 31, 2010
Revenues	$5,670,068 .	$2,188,149 .
Cost of Sales	4,160,526 .	1,606,404 .
Operating & Other Expenses	3,360,049 .	3,122,644 .

Net Loss	$(1,850,507)	$(2,540,899)

Balance Sheet Data

	December 31, 2011	December 31, 2010
Current Assets	$495,246 .	$489,640 .
Total Assets	2,366,645 .	2,825,932 .
Current Liabilities	2,070,353 .	2,309,987 .
Non Current Liabilities	279,777 .	- .
Working Capital (Deficit)	(1,575,107)	(1,820,347)
Shareholders’ Equity	$16,515 .	$515,945 .

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

Business

We provide wastewater management and recycling services to our customers throughout our different divisions. On July 16, 2010, the Company acquired the assets and certain liabilities of Brownies Waste Water Solutions, Inc. (“Brownies”).  Brownies was originally purchased in a Chapter 7 Bankruptcy proceeding in December of 2008, just 18 months before the Company acquired the assets and certain liabilities of Brownies Waste Water Solutions, Inc.  Prior to its Bankruptcy proceeding in December of 2008, the business had been operating by unrelated third parties in the Central Florida market since 1948, providing commercial and residential septic services. These services include drain field installation, maintenance and repair; grease trap cleaning, maintenance, installation and repair; full service commercial and residential plumbing; sewer drain cleaning, backflow testing, repairs and certifications; lift station cleaning, maintenance, repairs, bio-solids transportation and recycling.  On July 5, 2010 prior to the acquisition of Brownies, Brownies purchased the equipment of Vac and Jet Services which was a defunct company with two Vactor trucks.  On December 13, 2010, Freedom purchased the equipment of Clean Fuel, LLC and placed that equipment into its wholly owned subsidiary, Grease Recovery Solutions, LLC (“Grease”).  Grease handles all of the Company’s restaurant, resort and theme park services which include grease trap cleaning, sewer drain cleaning and waste cooking oil for recycling.   Clean Fuel, LLC had disposed of its commercial service and only had equipment remaining as its only asset and Freedom purchased that equipment.

In February of 2011, the Company entered into a letter of intent with David M. Hickman in Pennsylvania.  The Company is in the process of due diligence and have escrowed a non-refundable deposit of $175,000 towards the purchase, which is classified in the accompanying balance sheet as a long-term deposit.  Mr. Hickman has granted the Company an extension to complete the due diligence until May 31, 2012.  Mr. Hickman provides sanitation services throughout Pennsylvania.  Mr. Hickman’s company provides all aspects of commercial and residential services including septic system cleaning, maintenance and installation.  We plan to expand that business to the current services lines that we provide in the State of Florida.

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Freedom Environmental Services, Inc., Brownies Wastewater Services, Inc and Grease Recovery Solutions, LLC. all intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company has reserved $45,030 as allowance for doubtful accounts at December 31, 2011 and recorded $41,278 of bad debt expense during the twelve months ended December 31, 2011.

Advertising Expense

Advertising costs are charged to expense as incurred and are included in sales and marketing expenses in the accompanying financial statements.  The Company recognized advertising expenses of $38,287 and $31,458 for the years ended December 31, 2011 and 2010 respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2011, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

Inventory

The Company inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.  The Company’s inventory is comprised of supplies and parts used in the Company’s operations. The Company evaluates the need to record adjustments for obsolescence to inventory on a regular basis.  At December 31, 2011, the Company’s inventory balance was $0 and at December 31, 2010, the Company’s inventory balance was $70,658.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. Goodwill acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized.  The Company annually assesses goodwill and indefinite-lived intangible assets for impairment during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred, in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. In 2010 the Company impaired goodwill for the acquisition of Brownies Wastewater Solutions of $132,595 and recognized a client list value at $200,000.  Management has assessed the Company’s intangible assets and has not recognized any impairment of assets for the twelve months ended December 31, 2011.

The Company considers the client list an intangible asset subject to amortization with an expected life of five years. The company has recorded amortization expense of $41,420 and $20,000 for the year ended December 31, 2011 and 2010 respectively. The Company does not have any goodwill recorded at December 31, 2011.

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

The Company adopted the provisions of ASC Topic 740, Accounting For Uncertainty In Income Taxes-An Interpretation of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2011, the Company did not record any liabilities for uncertain tax positions.

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

Diluted loss per share is the same as basic loss per share during the periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss.

At December 31, 2011, the common stock equivalents consisted of 16,000,000 of common stock warrants, 5,000,000 with an exercise price of $0.10 per share, 4,000,000 with an exercise price of $0.05 and 7,000,000 with an exercise price of $0.01.  On December 31, 2011 the common stock’s closing price was $0.05 per share.

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

The three-level hierarchy for fair value measurements is defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; or
•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active; or

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Recent Accounting Pronouncements
No accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

RESULTS OF OPERATIONS

 Fiscal Year Ended December 31, 2011, Compared to Fiscal Year Ended December 31, 2010

Revenues increased to $5,670,068 from $2,188,149 for the years ended December 31, 2011 and 2010 respectively.  This increase is primarily attributable to Grease Recovery Solutions, Inc. and Brownies Wastewater Solutions, Inc. operations being reflected for a full twelve month period. The fiscal year ended December 31, 2010 reflected less than 30 days of operations for Grease Recovery Solutions, Inc. and six months of operations for Brownies Wastewater Solutions, Inc.

Cost of goods sold increased to $4,160,526 from $1,606,404 for the years ended December 31, 2011 and 2010, respectively.  Our cost of goods sold is directly related to the increase in revenue.

	December 31, 2011	December 31, 2010
Disposal	342,923	107,884
Job materials	628,004	493,062
Equipment rental for job	74,260	32,437
Labor	1,723,070	742,296
Depreciation	479,796	138,443
Small tools for job	4,689	41,074
Other job costs	907,784	51,208
Total Cost of Goods Sold	4,160,526	1,606,404

General and administrative expense decreased to $2,549,405 from $2,671,968 for the years ended December 31, 2011 and 2010, respectively.  General and administrative expense for the years ended December 31, 2011 and 2010, included non-cash, non-recurring expenses, respectively, related to the issuance common stock issued for services.

Depreciation and amortization increased to $541,421 from $174,197 for the years ended December 31, 2011 and 2010, respectively.  The increase in depreciation and amortization was due to (i) the acquisition of Brownies Wastewater Solutions, Inc. on July 7, 2010 and (ii) the property and equipment purchased on December 13, 2010 (See Note 12 – Business Combinations and Note 13 – Assets Purchased in the accompanying consolidated financial statements).

Interest Expense increased to $757,752 from $282,327 for the years ended December 31, 2011 and 2010, respectively.  Our interest expense is related to the cost of debt.  For the year ended December 31, 2011, the Company had interest expense from debt in the amount of $141,498 and interest expense from the beneficial conversion features for the issuance of warrants with debt in the amount of $220,000 and for the conversion feature of the preferred stock in the amount of $396,254.  For the year ended December 31, 2010, the Company had interest expense from debt in the amount of $144,183 and interest expense from a beneficial conversion feature, which is a non-recurring expense, in the amount of $139,144.

Net loss for the years ended December 31, 2011 and 2010 decreased to $1,850,507 from $2,540,899, respectively.

Liquidity and Capital Resources

The Company has three material notes, one from our Chief Executive Officer for approximately $418,000 and two others from a traditional banking relationship, Reunion Bank for a combined balance of approximately $778,000.  The Company is presently not in compliance with the debt coverage ratio loan covenant on the Reunion Bank debt and has reclassified the debt as current due to its non-compliance. The Company is presently making timely monthly payments and is current with all payment requirements and Reunion has not demanded that the loan be repaid as a result of non-compliance with the debt covenant.

Our cash used in operating activities was $176,759 and $116,307 for the years ended December 31, 2011 and 2010, respectively.  There was not a significant change in the amount in the amount of cash used in our operating activities for 2010 to 2011.

Cash used by investing activities was $292,359 and $695,331 for the years ended December 31, 2011 and 2010, respectively. The decrease in cash used in investing is related to $902,494 payments for the acquisition of property and equipment offset by $207,000 in cash acquired as part of the 2010 Brownies acquisitions.

Cash provided by financing activities was $367,648 and $986,772 for the years ended December 31, 2011 and 2010, respectively. We received proceeds from the notes payable from our related parties of $110,855 and $247,430 for December 31, 2011 and 2010, respectively. We received $862,000 in proceeds from notes payables which included $550,000 from Reunion bank which was used to repay the acquisition financing for the acquisition of assets with Clean Fuels, LLC. We also received $120,000 on the issuance of convertible notes.

We entered into and assumed liabilities from Brownies in our Acquisition of the Company in the amount of $1,013,542.  We borrowed funds from third parties in the amount of $207,500 and our Chief Executive Officer in the amount of $59,400 to enable us to purchase the equipment from Clean Fuels, LLC on December 13, 2010.  We entered into two working capital revolving lines of credit of $50,000 and $40,000 with Reunion Bank of which we borrowed $77,046 and $0 in 2011 and 2010, respectively.

The Company currently has negative working capital and will need additional funds through equity financing and borrowing. We anticipate that we will need $500,000 over the next 12 months to maintain the operations of the Company.

We acquired an operating waste water services company, Brownies Waste Water Solutions, Inc. and other assets from Clean Fuel, LLC in the year ended December 31, 2010. We are currently not party to any binding agreements to acquire one or more operating companies and have not completed due diligence to the extent that an estimate can be made based on reasonable assumptions as to the costs required to establish or acquire waste collection and treatment plant in Central Florida.

We plan to attempt to acquire operating companies in the waste water services sector and develop commercial applications to convert our vertically collected waste to energy and organic nutrients (fertilizer) and build and operate a significant waste collection and treatment plant in Central Florida.

We are currently investigating opportunities regarding the acquisition or leasing of companies in the waste water services sector.

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

In the event that we are required to raise additional cash from outside source, we may issue equity securities or incur additional debt. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8.  FINANCIAL STATEMENTS

FREEDOM ENVIRONMENTAL SERVICES, INC.

To the Board of Directors and Shareholders of
Freedom Environmental Services, Inc.
Orlando, Florida

We have audited the accompanying consolidated balance sheet of Freedom Environmental Services, Inc. and subsidiaries (the “Company”), as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements for the year ended December 31, 2010 were audited by other auditors whose report dated June 6, 2011 expressed an unqualified opinion on those consolidated financial statements with an explanatory paragraph describing conditions that raised substantial doubt as to the Company's ability to continue as a going concern as discussed in Note 3 to the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freedom Environmental Services, Inc. and subsidiaries as of December 31, 2011 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Tarvaran Askelson & Company, LLP

Laguna Niguel, California
May 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freedom Environmental Services, Inc. and subsidiaries as of December 31, 2011 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss for the year ended December 31, 2010 of $2,540,899, an accumulated deficit at December 31, 2010 of $20,479,604, cash flows used in operating activities of $116,307 and needs additional cash flows to maintain its operations. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
June 6, 2011

Financial Statements

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010

CURRENT ASSETS
Cash	$73,664	$175,134
Accounts receivable - net of allowance of $45,030 and $45,030	238,460	238,618
Inventory	-	70,658
Prepaid Expenses	6,247	5,230
Deposits	176,875	-
Total current assets	495,246	489,640

PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of
$627,519 and $154,197	1,725,075	2,154,349
Total property and equipment	1,725,075	2,154,349

OTHER ASSETS
Intangible asset, net of accumulated amortization
of $60,000 and $20,000	140,000	181,943
Loan costs, net of accumulated amortization of $1,420 and $0	6,324	-
Total other assets	146,324	181,943

TOTAL ASSETS	$2,366,645	$2,825,932

CURRENT LIABILITIES
Bank overdraft	$11,873	$-
Accounts payable	343,842	440,895
Accrued expenses	124,409	184,546
Accrued interest (related parties $33,254 & $30,938 )	47,548	30,938
Line of credit	90,223	13,177
Notes payable - short term	930,646	1,069,031
Notes payable - current portion of long-term debt	29,057	-
Notes payable - related parties	492,755	456,900
Convertible notes payable	-	114,500
Total current liabilities	2,070,353	2,309,987

LONG TERM LIABILITIES
Convertible notes payable	220,000	-
Notes payable - long term debt less current portion	59,777	-
Total long term liabilities	279,777	-

TOTAL LIABILITIES	2,350,130	2,309,987

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock subscribed, 1,000,000 and 0 shares as of
December 31, 2011 and 2010, respectively	50,000	-
Preferred stock, $0.001 par value, 75,000,000 shares authorized:
Series A, Convertible - 5,736,333 and 3,177,111 issued and outstanding
as of December 31, 2011 and 2010, respectively	5,736	3,177
Common stock, $0.001 par value, 200,000,000 shares authorized:
133,443,434 and 103,444,617 issued and outsanding
as of December 31, 2011 and 2010, respectively	133,443	103,445
Additional paid-in capital	22,157,447	20,888,927
Accumulated deficit	(22,330,111)	(20,479,604)
Total stockholders' equity	16,515	515,945

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,366,645	$2,825,932

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010

Revenues	$5,670,068	$2,188,149
Total	5,670,068	2,188,149

COST OF SALES	4,160,526	1,606,404

GROSS PROFIT	1,509,542	581,745

OPERATING EXPENSES
General and administrative	2,579,405	2,671,968
Impairment of goodwill	-	132,595
Depreciation expense	20,205	35,754
Total operating expenses	2,599,610	2,840,317
OPERATING LOSS	(1,090,068)	(2,258,572)

OTHER INCOME (EXPENSES)
Other income	20,494	-
Insurance claim proceeds	10,056	-
Interest expense	(757,752)	(282,327)
Loss on disposal of assets	(17,087)	-
Legal settlement	(8,883)	-
Fines and penalties	(7,267)	-
Total other expenses	(760,439)	(282,327)

NET LOSS	$(1,850,507)	$(2,540,899)

NET LOSS PER SHARE:
Basic and diluted	$(0.02)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	$122,898,166	$55,242,677

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Common Stock Subscribed Not Issued	Additional Paid-in Capital	Accumulated Deficit	Total

December 31, 2009	16,917,707	$16,918	-	$-		$16,181,098	$(17,938,705)	$(1,740,689)

Common stock issued for Asset Purchase Agreement	48,000,000	48,000				1,152,000		1,200,000

Common stock cancelled	(1,333,333)	(1,333)				(32,001)		(33,334)

Common stock issued for services	9,341,000	9,341				1,459,634		1,468,975

Forgiveness of debt by Shareholder						1,247,155		1,247,155

Beneficial conversion feature attributable to convertible notes issued						139,144		139,144

Common stock issued for the conversion of debt and accrued interest	17,435,910	17,436				430,192		447,628

Warrants issued for purchase of assets						95,308		95,308

Common stock issued for the settlement of accrued compensation	3,083,333	3,083				181,917		185,000

Preferred stock issued for the settlement of accrued compensation			3,177,111	3,177		44,480		47,657

Common stock issued as collateral on debt	10,000,000	10,000				(10,000)		-

Net loss	-	-	-	-	-	-	(2,540,899)	(2,540,899)

December 31, 2010	103,444,617	$103,445	3,177,111	$3,177	-	$20,888,927	$(20,479,604)	$515,945

Beneficial conversion feature attributable to convertible notes issued						220,000		220,000

Beneficial conversion feature attributable to preferred stock						396,254		396,254

Common stock subscribed for warrants exercised for cash					50,000	-		50,000

Common stock issued for the conversion of debt and accrued interest	11,073,817	11,073				84,941		96,014

Common stock issued for the acquisition of equipment	600,000	600				15,240		15,840

Common stock issued for services	15,825,000	15,825				389,775		405,600

Common stock issued for related party compensation	2,500,000	2,500				114,250		116,750

Preferred stock issued for the settlement of accrued compensation			2,559,222	2,559		15,355		17,914

Common stock issued as collateral on debt						32,705		32,705

Net loss	-	-	-	-	-	-	(1,850,507)	(1,850,507)

December 31, 2011	133,443,434	$133,443	5,736,333	$5,736	$50,000	$22,157,447	$(22,330,111)	$16,515

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,850,507)	$(2,540,899)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad debt expense	41,278	59,243
Depreciation	500,002	154,197
Amortization	41,419	20,000
Loss on disposal of assets	17,087	-
Common stock issued for services	405,600	1,410,851
Common stock issued for services - related parties	116,750	58,125
Goodwill impairment	-	132,595
Debt conversion expense	26,857	-
Beneficial Conversion Feature / amortization of debt discount	616,254	139,144
Changes in operating assets and liabilities:
Accounts receivable	(41,120)	10,310
Other assets	926	(5,548)
Inventory	70,658	(36,392)
Accounts payable	(96,350)	227,258
Accrued expenses	(42,223)	223,872
Accrued interest - related parties	16,610	30,937
Net cash used in operating activities	(176,759)	(116,307)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received on acquisition of Brownies	-	207,163
Deposit for business acquisition	(176,875)	-
Purchase of equipment	(142,129)	(902,494)
Proceeds from sale of property plant and equipment	26,645	-
Net cash used in investing activities	(292,359)	(695,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	11,873	(5,037)
Proceeds from convertible notes payable	120,000	132,500
Proceeds from exercise of warrants for subscribed stock	50,000	-
Proceeds from line of credit	77,046	-
Proceeds from note payable	602,813	1,275,000
Proceeds from note payable - related parties	110,855	247,430
Repayment of convertible notes payable	(32,500)	-
Repayment of note payable	(497,439)	(569,442)
Repayment of note payable - related parties	(75,000)	(93,679)
Net cash provided by financing activities	367,648	986,772

NET INCREASE (DECREASE) IN CASH	(101,470)	175,134

CASH, BEGINNING OF YEAR	175,134	-
CASH, END OF YEAR	$73,664	$175,134

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$59,827	$29,209
Taxes paid	$-	$-

NONCASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock for the conversion of debt	$96,014	$447,628
Exstinguishment of Debt per Asset Purchase Agreement	$77,760	$1,247,155
Warrant issued for asset acquisition	$-	$95,308
Common stock issued as collateral for debt	$32,705	$10,000
Common stock issued for payables	$-	$185,000
Preferred stock issued for accrued compensation payable	$17,914	$47,657
Common stock issued for accrued compensation	$116,750	$-
Common stock issued for acquisition of equipment	$15,840	$-

FREEDOM ENVIRONMENTAL SERVICES, INC.  AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 1 - DESCRIPTION OF BUSINESS

Freedom Environmental Services, Inc. (the “Company” or “Freedom”) provides wastewater management and recycling services to its customers through its different divisions.  On July 16, 2010, the Company acquired the assets and certain liabilities of Brownies Waste Water Solutions, Inc. (“Brownies”).  Brownies was originally purchased in a Chapter 7 Bankruptcy proceeding in December of 2008, just 18 months before the Company acquired the assets and certain liabilities of Brownies Waste Water Solutions, Inc.  Prior to its Bankruptcy proceeding in December of 2008, the business had been operating by unrelated third parties in the Central Florida market since 1948, providing commercial and residential septic services.  These services include drain field installation, maintenance and repair; grease trap cleaning, maintenance, installation and repair; full service commercial and residential plumbing; sewer drain cleaning, backflow testing, repairs and certifications; lift station cleaning, maintenance, repairs, bio-solids transportation and recycling.  Prior to the acquisition of Brownies, on July 5, 2010, Brownies purchased the equipment of Vac and Jet Services which was a defunct company with two Vactor trucks.

On December 13, 2010, Freedom purchased the equipment of Clean Fuel, LLC and placed that equipment into its wholly owned subsidiary, Grease Recovery Solutions, LLC (“Grease”).  Grease handles all of the Company’s restaurant, resort and theme park services which include grease trap cleaning, sewer drain cleaning and waste cooking oil for recycling.

In February 2011, the Company entered into a letter of intent with David M. Hickman in Pennsylvania to purchase the equipment, inventory and customer list from a company owned by Mr. Hickman.  The Company is in the process of due diligence and has escrowed a non-refundable deposit of $175,000 towards the purchase, which is classified in the accompanying balance sheet as a long-term deposit.  Mr. Hickman has granted the Company an extension to complete the due diligence by May 31, 2012.  The Company anticipates obtaining another extension and entering into a definitive agreement by the new extended deadline.   Mr. Hickman provides sanitation services throughout Pennsylvania.  Mr. Hickman’s company provides all aspects of commercial and residential services including septic system cleaning, maintenance and installation.  The Company plans to expand that business to the current services lines that it provides in the State of Florida.

NOTE 2 - BASIS OF PRESENTATION

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

In managements’ opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The Company has consolidated Freedom Environmental, Inc., Freedom Environmental, LLC (inactive), Brownies Wastewater Solutions, Inc, B & P Environmental LLC, and Grease Recovery Solutions, LLC and eliminated all intercompany adjustments in the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN ISSUES

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss for the twelve months ended December 31, 2011 of $1,850,507, an accumulated deficit at December 31, 2011 of $22,330,111, cash flows used in operating activities of $176,759 and needs additional cash to maintain its operations.

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

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company has reserved $45,030 as allowance for doubtful accounts at December 31, 2011 and recorded $42,271 of bad debt expense during the twelve months ended December 31, 2011.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2011, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.  The Company’s inventory is comprised of supplies and parts used in the Company’s operations. The Company evaluates the need to record adjustments for obsolescence for inventory on a regular basis.  At December 31, 2011, the Company’s inventory balance was $0 and at December 31, 2010, the Company’s inventory balance was $70,658.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. Goodwill acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized.  The Company annually assesses goodwill and indefinite-lived intangible assets for impairment during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred, in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.  The Company does not have any goodwill recorded at December 31, 2011.

Intangible assets subject to amortization, which consist of customer lists, are amortized over their expected life of five years.

Management has assessed the Company’s intangible assets and has not recognized any impairment of assets for the year ended December 31, 2011.

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

The Company adopted the provisions of ASC Topic 740, Accounting For Uncertainty In Income Taxes-An Interpretation of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2011, the Company did not record any liabilities for uncertain tax positions.

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

At December 31, 2011, common stock equivalents consisted of 16,000,000 common stock warrants with an exercise price of $0.01, $0.05 and $0.10 per share.  The Company’s price at December 31, 2011 was $0.05, so 7,000,000 of the shares at $0.01 were below the exercise amount, 4,000,000 at $0.05 were equal to the exercise amount and the remaining 5,000,000 at $0.10 exceeded the Company’s year-end closing stock price.

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
☐
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or
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

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s property and equipment as of December 31, 2011 and December 31, 2010 are as follows:
	December 31,	December 31,
	2011	2010
Trucks and Autos	$512,505	$447,114
Large Equipment	1,052,996	1,150,085
Machinery and Equipment	535,269	503,683
Office Equipment	27,391	14,146
Electrical Equipment	193,518	193,518
Leasehold Improvements	30,915	-
Total property and equipment	2,352,594	2,308,546
Accumulated depreciation	(627,519)	(154,197)
Total	$1,725,075	$2,154,349

Depreciation expense for the twelve months ended December 31, 2011 and 2010 was $500,002 and $154,197, respectively; $479,796 and $118,443 of depreciation expense was included in cost of sales in the accompanying consolidated statements of operations for the twelve months ended December 31, 2011 and 2010, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable are as follows:
	December 31, 2011	December 31, 2010
Note payable from an unrelated third party bearing interest at 8% and due on September 1, 2013. The loan is convertible to Company stock at any time with a conversion price of $0.06.	$220,000	$-

Advance from an unrelated third party bearing no stated interest and due on demand.	-	100,000

Note payable to an unrelated third party, bearing interest at 10%, with principal and interest due on May 15, 2012. The note is secured by certain property and equipment of the Company	25,000	-

Note payable to an unrelated third party, bearing interest at 10%, with principal and interest due on February 29, 2012. The note is secured by certain property and equipment of the Company. The note has not been formally renewed, but installment payments have commenced and the note is expected to be retired soon without any penalty.	25,000	-

Note payable to an unrelated third party, bearing interest at 12.99%, and due on demand.	8,685	-

Line of credit with an unrelated third party bearing interest at LIBOR plus 3% and due on demand.	13,177	13,177

Note payable to Reunion Bank bearing interest at prime (3.25% at December 31, 2011) plus 2% per annum, due and payable on October 28, 2015, with a monthly principal and interest payment of $6,295, secured by the assets of the Company and recorded liens on certain equipment of the Company, guaranteed by the Company’s CEO.	260,090	320,031

Note payable to Reunion Bank bearing interest at prime (3.25% at December 31, 2011) plus 2% per annum, due and payable on February 15, 2016 with a monthly principal and interest payment of $5,920, secured by the assets of the Company and recorded liens on certain equipment of the Company, guaranteed by the Company’s CEO.	518,072	-

Line of credit with an unrelated third party bearing interest at prime (3.25% at December 31, 2011) plus 2% per annum, due on demand with a monthly interest payment and secured by certain accounts receivable.	47,046	-

Line of credit with an unrelated third party bearing interest at prime (3.25% at December 31, 2011) plus 2% per annum, due on demand with a monthly interest payment.	30,000	-

Note payable to OCE Copier bearing no interest rate and due on April 13, 2016	9,909	-

Convertible note bearing interest at 8% per annum, maturity date in February 2011. The Company evaluated the terms of the note and recorded a beneficial conversion feature in the amount of $59,644 at the inception of the agreement. This note, together with accrued interest, was converted into 5,311,475 shares of the Company’s common stock in January 2011.	-	32,000

Convertible note bearing interest at 8% per annum, maturity date in August 2011. The Company evaluated the terms of the note and recorded a beneficial conversion feature in the amount of $29,500 at the inception of the agreement. This note was repaid in May 2011.	-	32,500

Convertible note bearing interest at 8% per annum, maturity date in April 2011. The Company evaluated the terms of the note and recorded a beneficial conversion feature in the amount of $50,000 at the inception of the agreement. This note, together with accrued interest, was converted into 4,945,802 shares of the Company’s common stock in February 2011.	-	50,000

Promissory note with an unrelated third party, bearing no interest per annum, a monthly payment of $2,500 and maturing in June 2012. The Company disputes this note payable as representation of the fitness of the equipment purchased from Vac & Jet were not fully disclosed.	60,000	60,000

Note with an unrelated third party bearing no interest, a monthly payment of $1,500 and maturing in October 2012. The lawsuit was settled on May 7, 2012 and no further payments are required.	33,800	39,000

Note with an affiliated company bearing interest at 18% per annum and due on demand.	417,755	322,500

Note with an affiliated company bearing interest at 18% per annum and due on demand.	-	59,400

Note with a related party bearing interest at 18% per annum. The note was secured by 10,000,000 shares of the Company’s common stock. During 2011, this note was refinanced as noted below.	-	75,000

On March 13, 2011, the Company entered into a contract with Dr. Scott Levine, a related party, where Dr. Levine agreed to loan $75,000 in exchange for 1,000,000 restricted shares of common stock and 1,000,000 stock warrants.  The relative fair value of the common stock and warrants was $32,704 in total resulting in an initial discount.  For the year ended December 31, 2011, $28,616 related to the debt discount was amortized into interest expense. The note was due on July 15, 2011, bore interest at an annualized rate of 18% and was collateralized by 10,000,000 shares of the Company’s common stock.  The 10,000,000 shares were issued to Mr. Levine and are considered outstanding. Mr. Levine has verbally agreed to extend the note until the Company secures financing.  Mr. Levine exercised the warrants on May 17, 2011 for $50,000 in cash proceeds.
	75,000	-

Vehicle loan note with Ford Credit bearing interest at 5.5%, secured by a vehicle and due on February 11, 2014.	8,906	-

Vehicle loan note with Ford Credit bearing interest at 10.0%, secured by a vehicle and due on April 9, 2014.	27,503	-

Equipment loan note with CNH Capital bearing interest at 5.9%, secured by an excavator and due on August 16, 2016.	42,516	-

Note with an unrelated third party bearing no interest, due on March 31, 2011. During 2011, this note was paid in full.	-	550,000
Total Notes and Line of Credit Payable	1,822,459	1,653,608
Less: Current Portion	(1,542,682)	(1,653,608)
Long-Term Portion	$279,777	$-

Principal payments for the long-term notes payable for each of the five succeeding years are as follows:

Year ended December 31,	Amount
2012	$1,542,682
2013	245,502
2014	15,325
2015	12,255
2016	6,695
Total	$1,822,459

Reunion Bank Loan Covenants

In October, 2010, the Company entered into a 5-year note agreement with Reunion Bank for the amount of $325,000 with a balance of $260,090 as of December 31, 2011.  On February 16, 2011, the Company entered into another 5-year note agreement with a principal amount of $550,000 ($518,072 as of December 31, 2011) with a required balloon payment of $317,345 on the 60th payment. Reunion Bank loan covenants are as follows:

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

At December 31, 2011, the Company did not meet the Debt Coverage Ratios stipulated in the loan, consequentially the loans are due on demand and are classified as current portion of long-term debt.  Reunion Bank has not made any effort or given any indication that they will exercise the acceleration provisions of the covenant.

NOTE 7 – COMMITMENT AND CONTINGENCIES

As a result of the business combination with Brownies in 2010 (see Note 10  – Business Combination), the sellers failed to disclose to the Company liabilities which included an outstanding invoice of $21,000 for required cleanup in Orange County, Florida, $18,000 of unpaid personal property taxes from 2008 and 2009, a claim made by Shelly Septic for $57,000, and $99,214 in payroll taxes. The Company settled the $21,000 matter in Orange County.  The Company acknowledged that, as a matter of statute, the $18,000 in personal property taxes would attach to the equipment acquired in the Brownies transaction and has made arrangements to pay these unpaid taxes.  The Company is in negotiations to settle the matter with Shelley Septic.  The Company’s corporate counsel is addressing to determine if the Company is obligated to these debts.

The Company was a Defendant in litigation with Harvey Blonder, Gary Goldstein, and Robin Bailey v. Freedom Environmental Services, Inc., and Michael Borish, individually.  This case was in Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida, Case No. 2010-CA-026477-0 related to the acquisition of Brownies Waste Water Solutions in July 17, 2010.  The Original Complaint was dismissed on a Motion to Dismiss Failure to State a Claim and the Court allowed the Plaintiffs to file an Amended Complaint.  The Amended Complaint was filed on June 3, 2011 which alleges – Declaratory Relief, Fraudulent Inducement to Enter a Contract, Negligent Misrepresentation, Breach of Contract Warranties, Accounting, and Rescission of Purchase Agreement.  There are currently issues with that litigation which are being evaluated by counsel for the Company, including the end of that litigation.

On May 2, 2012 Harvey Blonder, Gary Goldstein, and Robyn Bailey filed another law suit now in the United States District Court Middle District of Florida case No. 6:12-cv-665-ORL-22DAB making the same allegations in the prior complaints filed in state court.  The Company considered this litigation frivolous and vehemently denies all allegations.  The case is pending in District Court and the Company is vigorously litigating this case.   The Company has not yet determined the range of any potential loss exposure related to this litigation.

On January 1, 2011, the Company entered into a one-year yellow grease purchase agreement with Delta Integrated Industries LLC (“Delta”). In that agreement the Company agreed to sell fifty thousand gallons of yellow grease per month to Delta. This agreement was voided because Delta submitted a check from an affiliate company for $67,000 that was drawn on an account with insufficient funds.  Delta has filed a Complaint related to this voided agreement but has never served the summons on the Company which makes the Complaint invalid and will ultimately be dismissed by the court for lack of service.  On May 7, 2012 the court issued a stipulation of dismissal ending the matter.

NOTE 8– RELATED PARTY TRANSACTIONS

On January 25, 2011, the Company issued 800,000 and 1,759,000 preferred shares to Michael Ciarlone and Michael Borish, respectively, for the settlement of $17,915 in accrued compensation.

On March 13, 2011, the Company entered into a contract with Dr. Scott Levine, in which Dr. Levine agreed to loan $75,000 to the Company in exchange for one million restricted shares of common stock and warrants to acquire one million shares of the Company’s common stock at an exercise price of $0.05 per share.  The note was originally due on July 15, 2011 and collateralized by 10,000,000 shares of the Company’s common stock.  Mr. Levine exercised the warrants on May 17, 2011 for $50,000 in cash proceeds to the Company.  See Note 6 for further information.

On April 28, 2011, the Company issued 2,000,000 common shares (1,000,000 each to Michael Ciarlone and Michael Borish) in lieu of compensation and recorded $110,000 in compensation expense ($0.055 per share based upon the market price of the Company’s common stock on the date of grant).

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

NOTE 9 - EQUITY

Preferred Stock

The Company authorized 75,000,000 shares of preferred stock, at $0.001 par value of which 5,736,333 are Series A Convertible preferred shares issued and outstanding as of December 31, 2011.  During the twelve months ended December 31, 2011, the Company issued 1,759,000 and 800,000 shares of Series A Convertible Preferred Stock to its CEO and COO, respectively, for settlement of accrued compensation in the amount of $17,915.  Each share of the Preferred Stock shall have 300 votes on all matters presented to be voted by the holders of our common stock and is convertible to common stock on a one for one basis as of the origination date on October 31, 2010.  From that time forward, as the corporation issues additional shares of common stock the conversion ratio of the preferred stock increases to maintain the shares proportional ownership of the Company.  As of December 31, 2011 the conversion rate is one share of preferred stock for 1.5 shares of common stock.  All shares of preferred stock that have been issued were issued as compensation to the CEO & COO with 2,559,222 valued at $17,914 and 3,177,111 valued at $431,115 and $47,657 in the years ended December 31, 2011 and 2010, respectively.  For the year ended December 31, 2011, this preferred stock beneficial conversion feature resulted in the increase in paid-in capital and recognition of beneficial conversion expense in the amount of $396,254.

Common Stock

As of December 31, 2011 the Company had authorized 200,000,000 shares of common stock, at $0.001 par value and 133,443,434 shares are issued and outstanding.

During the year ended December 31, 2011 the Company issued 18,325,000 common shares for $405,600 of services and expenses rendered by consultants and $116,750 for payment to related parties.  The Company issued 11,073,817 of common shares for the conversion of debt and accrued interest and the company converted $96,014 in debt and accrued interest.  The Company issued 600,000 common shares for the acquisition of equipment valued at $15,840.

Shares subscribed not issued

During the year ended December 31, 2011, the Company subscribed 1,000,000 shares of common stock for the exercise of warrants.  The shares had not been issued as of December 31, 2011.  Common subscribed shares consisted of the following:

Common Stock Subscribed, Not Issued
Exercise of Warrants

December 31, 2010	-
Shares subscribed	1,000,000
Issuance of subscribed shares	-
Balance December 31, 2011	1,000,000

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

In December, 2010 the Company issued 5,000,000 warrants.  These outstanding warrants have a $0.10 exercise price, are fully vested, have a three year expected life, expire December 13, 2013 and were valued at $95,308 using the Black-Scholes option-pricing model. The following inputs and assumptions were used in the option-pricing model:

Expected Dividend yield	None
Volatility	287.81%
Weighted average risk free interest rate	5.53%
Weighted average expected life(in years)	3.00

On September 1, 2011 an investor provided a $220,000 convertible note with a conversion price of $0.06 per share, and received 7,000,000 warrants with a strike price of $0.01 per share and an expiration date of 2 years (September 1, 2013) for the original $100,000 loan that originated in December 2010. The lender was also issued 4,000,000 warrants with a strike price of $0.05 and an expiration of 3 years (September 1, 2014). The note carries interest at 8% and is due September 1, 2013.

Pursuant to ASC 470-20 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company determined that a beneficial conversion feature is present for the convertible notes issued during the year ended December 31, 2011 using the intrinsic value in the convertible notes adjusted for amounts allocated to the warrant valuation. The intrinsic value of the convertible notes amounted to $164,339 based on the fair market value of common stock on the respective dates of issuance.

Since the combined value of the warrants ($164,939) plus the intrinsic value of the convertible notes ($164,939) exceeds the fair value of the face value of the debt ($220,000), the Company is limited to the amount of the proceeds when recording the beneficial conversion feature as debt discount. Using a pro rata contribution (relative fair value), the Company allocated the proceeds first to the warrant valuation in the amount of approximately $164,939 and the remainder to the beneficial conversion feature in the amount of $55,061. The Company immediately amortized the debt discount of $220,000 for the year ended December 31, 2011 since the debt was convertible upon issuance.

Warrant Amount	7,000,000	4,000,000
Expected Dividend yield	None	None
Volatility	399.84%	381.24%
Weighted average risk free interest rate	0.54%	0.61%
Weighted average expected life(in years)	2.00	3.00

The Company has 16,000,000 warrants but no options outstanding as of December 31, 2011.

NOTE 10 – BUSINESS COMBINATION

On July 17, 2010, the Company entered into a purchase agreement (the “Asset Purchase Agreement”) with the owners of Brownies Waste Water Solutions, Inc., and B&P Environmental Services LLC (Michael J. Ciarlone, Harvey Blonder, Gary A. Goldstein and Anita Goldstein, Robin and Robert Bailey, hereinafter referred to as the “Sellers”).  Pursuant to the Asset Purchase Agreement, and upon the terms and subject to the conditions thereof, the Company purchased all of the Member Interests of B&P Environmental Services LLC and all of the issued and outstanding shares of Brownies Waste Water Solutions, Inc. (the “Acquisition”).  The purchase price for the Acquisition consisted of the issuance of a net aggregate of 46,666,667 shares which includes 48,000,000 common shares issued in the transactions and the respectively 1,333,333 common shares cancelled in consideration (the “Share Consideration”) to the parties that comprise the holders of both/or Member Interests of B&P Environmental Services LLC and issued and outstanding shares of Brownies Waste Water Solutions, Inc.

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

Purchase Price Allocation	July 17, 2010
Fair Value of Consideration:
Equity instruments (46,666,667 common shares of Freedom Environmental Services, Inc.)	$1,166,667
Fair Value of Assets acquired:
Assets:
Cash	207,163
Equipment	1,308,390
Prepaid expense	1,625
Accounts receivables	297,219
Inventory Client list	34,266 200,000
Total assets	2,048,663
Fair Value of Liabilities assumed:
Liabilities	1,014,591
Fair value of net assets	1,034,072
Goodwill	132,595
Total purchase price	$1,166,667

Liabilities Assumed from the Seller:
Royal Bank of Canada note payable	$13,177
Convertible Note Payable	50,000
Notes Payable - Vac & Jet	60,000
Notes Payable – Caterpillar	39,000
Notes Payable - Resort Marketing	322,500
Notes Payable - Security Fortress Ltd	264,800
Accounts Payable	265,114
Total Liabilities Assumed from the Seller	$1,014,591

NOTE 11 - ASSETS PURCHASED

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

The fair value of the consideration and the assets acquired is based on the aggregate value of the cash and the Black Scholes value of the warrants that were exchanged for the property and equipment as shown below:

December 13, 2010
Fair Value of Consideration:
Cash	$757,000
Equity instruments (5,000,000 warrants at a $.10 exercise price)	95,308
Equity instruments (600,000 common shares, $0.0254 per share)	15,240
Total Purchase Price	$867,548
Fair Value of Assets acquired:
Property and Equipment	$867,548
Fair Value of Assets	$867,548

NOTE 12 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2011 and 2010 consist of the following:

	December 31,
	2011	2010
Current:
Federal	$0	$0
State	0	0
	$0	$0

Deferred:
Federal	$559,878,000	$519,180,000
State	88,921,800	82,458,000
	648,799,800	601,638,000
Valuation allowance	(648,799,800)	(601,638,000)
Provision benefit for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2011	2010
Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	5.4	5.4
Valuation allowance	(39.4)	(39.4)
Effective tax rate	0.0%	0.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,
	2011	2010
Net operating loss carryforward	$16,467,000	$15,270,000
Valuation allowance	(16,467,000)	(15,270,000)
Deferred income tax asset	$-	$-

The Company has a net operating loss carryforward of approximately $16.5 million available to offset future taxable income through 2030.  For income tax reporting purposes, the Company’s aggregate unused net operating losses are subject to limitations of Section 382 of the Internal Revenue Code, as amended. Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The consolidation of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized.

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

The Company anticipates it will continue to record a valuation allowance against the losses of certain jurisdictions, primarily federal and state, until such time as it is able to determine it is “more-likely-than-not” the deferred tax asset will be realized. Such position is dependent on whether there will be sufficient future taxable income to realize such deferred tax assets.  The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction.

NOTE 13– SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, Management has evaluated subsequent events, and has determined that the following events are reasonably likely to impact the financial statements:

On January 9, 2012, the Company issued 15,000,000 shares of common stock to extend the term of their $220,000 convertible note from September 1, 2012 to December 31, 2012.

On January 30, 2012, the Company issued 125,000 shares in payment for $5,000 of services provided.

On January 31, 2012, the Company issued a convertible promissory note to an individual in the amount $550,000.  The note is secured by equipment, bears interest at 8% and is payable in monthly installments of $3,667 with the final payment occurring on December 14, 2014.  The note is convertible into 6,500,000 shares of common stock at the option of the individual.

On May 7, 2012 a lawsuit regarding a note payable in the amount of $33,800 was dismissed and the disputed liability released with no further payment.

In February 2011, the Company entered into a letter of intent with David M. Hickman in Pennsylvania to purchase the equipment, inventory and customer list from a company owned by Mr. Hickman.  The Company is in the process of due diligence and has escrowed a non-refundable deposit of $ 176,875 toward the purchase, which is classified in the accompanying balance sheet as a current deposit.  Mr. Hickman has granted the Company an extension to complete the due diligence until May 31, 2012 and by mutual verbal consent the deadline will be extended again beyond May 31, 2012 prior to that time.  Mr. Hickman provides sanitation services throughout Pennsylvania.  Mr. Hickman’s company provides all aspects of commercial and residential services including septic system cleaning, maintenance and installation.  We plan to expand that business to the current services lines that we provide in the State of Florida.

On May 2, 2012 Harvey Blonder, Gary Goldstein, and Robyn Bailey filed another law suit now in the United States District Court Middle District of Florida case No. 6:12-cv-665-ORL-22DAB making the same allegations in the prior complaints filed in state court.  The Company considered this litigation frivolous and vehemently denies all allegations.  The case is pending in District Court and the Company is vigorously litigating this case.   The Company has not yet determined the range of any potential loss exposure related to this litigation.

* * * * * * * * * * *

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective March 14, 2011, the Registrant dismissed Averett, Warmus, Durkee, Osborn, Hennings, CPAs, which firm did not audit Registrant’s financial statements but performed a review on December 31, 2010.  The change in the Registrant’s auditors was recommended and approved by the Board of Directors of the Registrant.

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

Effective February 9, 2012, the Registrant dismissed GBH CPAs, which did audit Registrant’s year-end financial statements and also performed a review of the last three quarterly financial statements. The change in the Registrant’s auditors was recommended and approved by the Board of Directors of the Registrant.

During the period October 14, 2010 through the date of the termination  (February 9, 2012) of GBH CPAs there have been no disagreements with GBH, CPAs (as defined in Item 304(a)(1)(iv) of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GBH CPA’s, would have caused them to make reference thereto in their report on financial statements for such years.

(b) New independent registered public accounting firm.

On February 9, 2012, and effective the same date, on the recommendation of the Registrant’s Board of Directors, the Registrant engaged Tarvaran, Askelson & Company, as its independent registered audit firm to audit the Registrant’s financial statements for the fiscal year ended December 31, 2011 and to perform procedures related to the financial statements included in the Registrant’s quarterly reports on Form 10-Q, beginning with the quarter ending March 31, 2012.

During the fiscal year ended December 31, 2010 and through the date of the engagement of Tarvaran, Askelson & Company, neither the Registrant nor anyone on its behalf has consulted with Tarvaran, Askelson & Company, regarding either:

(a)  The application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s financial statements, and neither was a written report provided to the Registrant nor was oral advice provided that Tarvaran, Askelson & Company, concluded was an important factor considered by the Registrant in reaching a decision as to an accounting, auditing, or financial reporting issue; or

(b)  Any matter that was either the subject of a disagreement or a reportable event, as each term is defined in Items 304(a)(1)(iv) or (v) of Regulation S-K, respectively.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of December 31, 2011.

An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by employees in the normal course of their work. Our management’s assessment is that the Company did not maintain effective internal control over financial reporting as of December 31, 2011 within the context of the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our internal control over financial reporting as designed, documented and tested, we identified multiple material weaknesses primarily related to maintaining an adequate control environment.

The material weaknesses in our internal controls related to inadequate staffing within our accounting department and upper management, lack of controls regarding the assignment of authority and responsibility, lack of consistent policies and procedures, inadequate monitoring of controls and inadequate disclosure controls.

Management noted that there were no material weaknesses related to the policies and procedures that:

·	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

·	Provide reasonable assurance that the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

·
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Title

Michael S. Borish	49	Chairman, CEO, CFO, Sole Director
Michael Ciarlone	44	Chief Operating Officer

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

Michael Ciarlone

From 2008 through 2010, Michael was an employee of Brownies Wastewater Solutions, Inc.

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

Compliance with Section 16(A) Of The Exchange Act 9.A. Directors And Executive Officers, Promoters, And Control Persons:

As of December 31, 2011, the Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have not been timely

Our CEO and CFO have timely filed their forms 3, 4, 5

Harvey Blonder, who owns greater than 10% of the Company’s outstanding stock have not file any form 3, 4, 5 and has been delinquent on his filings since July 2010.  Mr. Blonder is delinquent in filing 1 form 3 and 1 form 5 for year ended December 31, 2010 and 2011.

Gary Goldstein, who owns greater than 10% of the Company’s outstanding stock have not file any form 3, 4, 5 and has been delinquent on his filings since July 2010.  Mr. Blonder is delinquent in filing 1 form 3 and 1 form 5 for year ended December 31, 2010 and 2011.

Scott Levine, who owns greater than 10% of the Company’s outstanding stock have not file any form 3, 4, 5 and has been delinquent on his filings since December 2011.  Mr. Levine is delinquent in filing 1 form 3 and 1 form 5 for year ended December 31, 2011.  Mr. Levine is in the process of applying for Edgar codes to file his respective form 3, 4, and 5 as required under 16A of the 1934 Securities Exchange Act.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information concerning all compensation paid, earned or accrued for service by (i) our Principal Executive Officer and Principal Financial Officer and (ii) all other executive officers who earned in excess of $100,000 in the three fiscal years ended December 31, 2011,  and each of the other two most highly compensated executive officers of the Company who served in such capacity at the end of the fiscal year whose total salary and bonus exceeded $100,000 (collectively, the “Named Executive Officer”):

2010 and 2009 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Michal Borish	2011 2010 2009	148,503- 185,000	- -	67,315 36,497	- -	- -	- -	- -	67,315 185,000 185,000
Chairman of the Board Chief Executive Officer, President, Director		-	-		-	-	-	-	-
Michael Ciarlone Chief Financial Officer, Principal Accounting Officer	2011 2010 2009	127,518 75,000 -		60,600 11,036					188,118 86,036 -

2011 and 2010 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2011:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Michael Borish	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

Michael Ciarlone	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

2011 and 2010 OPTION EXERCISES AND STOCK VESTED TABLE

		Option Awards		Stock Awards
Name	Year	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
NONE

2011 and 2010 PENSION BENEFITS TABLE

Name	Year	Plan Name	Number of Year of Credited Service	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Years (s)
NONE

2011 and 2010 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Year	Executive Contribution in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions	Aggregate Balance of Last Fiscal Year-End ($)
NONE

2010 and 2009 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Borish	0-	0	0-	0	0	0	0
Michael Ciarlone	-	-	-	-	-	-	0

*           Based upon the aggregate grant date fair value calculated in accordance with the Accounting Codification Standard Topic 718 “Share-Based Payments.   Our policy and assumptions made in valuation of share based payments are contained in the notes to our financial statements. The monies shown in the “option awards” column is the total calculated value for each individual.

2011 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursement ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
NONE

2011 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking ($)	Financial Planning/ Legal Fees ($)	Club Dues ($)	Executive Relocation ($)	Total Perquisites and Other Personal Benefits ($)
NONE

2011 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE
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

Compensation of Directors

We currently have one director that has been ratified by the shareholders in accordance with Delaware law. We do not currently provide our directors with cash compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists stock ownership of our Common Stock as of May 2, 2011 based on 133,568,434 shares of common stock issued and outstanding on a fully diluted basis.  The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class

Michael Borish(1) c/o Freedom 11372 United Way Orlando, FL 32819	Common Stock	15,100,000	11.31%
Michael Ciarlone(1) c/o Freedom 11372 United Way Orlando, FL 32819	Common Stock	15,000,000	11.23%
Gary Goldstein(1) 1710 Lands End Road Manapan, FL 33462	Common Stock	15,000,000	11.23%
Harvey Blonder(1) 2824 Solomon’s Island Rd. Edgewater, MD 21037	Common Stock	15,000,000	11.23%
Scott Levine(1) c/o Freedom 11372 United Way Orlando, FL 32819	Common Stock	15,576,388	11.66%
All Officers and Directors As a Group (4 persons)	Common Stock	30,100,000	22.54%

(1)Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

The Company is authorized to issue 200,000,000 shares of common stock, $0.001 par value, of which 133,443,434 common shares were issued and outstanding as of December 31, 2011.

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

 Preferred Stock

The authorized 75,000,000 shares of preferred stock, at $.001 par value and 5,736,333 are issued and outstanding as of December 31, 2011.  The Corporation established and designates the rights and preferences of a Series A Convertible Preferred Stock, and reserves 5,000,000 shares of preferred stock against its issuance, such rights, preferences and designations.  Each share of the Preferred Stock shall have 300 votes on all matters presented to be voted by the holders of common stock and is convertible to common stock on a one for one basis.

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

Options and Warrants:

The Company has warrants but no options outstanding as of December 31, 2011. All warrants are fully vested and have expirations, amounts and exercise prices as indicated below:

September 1, 2013	7,000,000	$0.01
December 13, 2013	5,000,000	$0.10
September 1, 2014	4,000,000	$0.05

Convertible Securities

At December 31, 2011, the Company had three remaining convertible notes totaling $220,000.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On September 1, 2010, the Company entered into employment agreements with the CEO and COO of the Company where as the CEO will receive a $190,000 annual salary and our COO will receive a $185,000 annual salary.

The Company entered into a note agreement with Resort Marketing, an affiliate, on June 28, 2010 with an interest rate of 18% and the note is due upon demand. This note was assumed as part of the business combination with Brownies.  The Company entered into a note agreement with Resort Marketing, an affiliate, on December 13, 2010 with an interest rate of 18%. The note is due upon demand.  On June 18, 2011 both notes were refinanced into a demand note with 10% per annum interest rate.

In the year ended December 31, 2010 the company issued 17,435,910 shares of common stock in the conversion of debt and reduced debt and accrued interest by $508,509. In accordance with the Brownies Asset Purchase Agreement the CEO cancelled 1,333,333 in common stock.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  The aggregate fees billed by Tarvaran Askelson & Company, LLP for the audit of the Company’s annual financial statements for fiscal year ended December, 31, 2011 was approximately $55,000. The aggregate fees billed by GBH CPAs, PC for professional services rendered for the audit of the Company’s annual financial statements for fiscal year ended December, 31, 2010 was approximately $80,000.

Audit-Related Fees. The aggregate fees billed by Tarvaran Askelson & Company, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2011, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0.The aggregate fees billed by GBH CPAs, PC for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2011, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $20,000.

Tax Fees.  The aggregate fees billed by Tarvaran Askelson & Company, LLP for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2011, and 2010 were $0, and $0, respectively.

All Other Fees.  The aggregate fees billed by Tarvaran Askelson& Company, LLP and GBH CPAs, PC for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended December 31, 2011, and 2010 approximated $0 and $0,  respectively.

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

Based on the review and discussions referred to above, the Board of Directors approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for its 2011 fiscal year for filing with the SEC.

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

Registrant Date: May 15, 2012	Freedom Environmental Services, Inc. By: /s/ Michael Borish
Michael Borish
Chief Executive Officer (Principal Executive Officer), President, Secretary

Date: May 15, 2012	By: /s/ Michael Ciarlone
Michael Ciarlone
Chief Financial Officer (Principal Accounting Officer),

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: May 15, 2012	By: /s/ Michael Borish
Michael Borish
Director