Form 10-Q
period 2012-03-31
Freedom Environmental Services, Inc.
filed 2012-07-27
CIK 1443818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 000-453388

FREEDOM ENVIRONMENTAL SERVICES, INC.
(Name of small business issuer as specified in its charter)

Delaware	27-3218629
( State or other jurisdiction of incorporation or organization)	( IRS Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes  ☐    No  ☒
 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2012
Common stock, $0.001 par value
 149,768,434

FREEDOM ENVIRONMENTAL SERVICES, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS:
CURRENT ASSETS
Cash	$264,679	$73,664
Accounts receivable - net of allowance of $36,550 and $45,030	229,804	238,460
Inventory	-	-
Prepaid Expenses	7,929	6,247
Deposits	176,875	176,875
Total current assets	679,287	495,246

PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of
$744,792 and $627,519	1,865,089	1,725,075
Total property and equipment	1,865,089	1,725,075

OTHER ASSETS
Intangible asset (customer list), net of accumulated amortization
of $70,000 and $60,000	130,000	140,000
Loan costs, net of accumulated amortization of $4,880 and $1,420	2,864	6,324
Total other assets	132,864	146,324

TOTAL ASSETS	$2,677,240	$2,366,645

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank overdraft	$24	$11,873
Accounts payable	348,671	343,842
Accrued expenses	104,382	124,409
Accrued interest (related parties $46,857 & $33,254)	72,741	47,548
Customer Deposits	36,100	-
Lines of credit	13,177	90,223
Notes payable - short term	141,345	930,646
Notes payable - current portion of long-term debt	117,217	29,057
Notes payable - related parties	492,755	492,755
Convertible notes payable	-	-
Total current liabilities	1,326,412	2,070,353

LONG TERM LIABILITIES
Convertible notes payable	770,000	220,000
Notes payable - long term debt less current portion	949,416	59,777
Total long term liabilities	1,719,416	279,777

TOTAL LIABILITIES	3,045,828	2,350,130

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock subscribed, 1,000,000 and 1,000,000 shares as of
March 31, 2011 and December 2011, respectively	50,000	50,000
Preferred stock, $0.001 par value, 75,000,000 shares authorized:
Series A, Convertible - 5,736,333 issued and outstanding
as of March 31, 2012 and December 31, 2011	5,736	5,736
Common stock, $0.001 par value, 200,000,000 shares authorized:
133,568,434 and 133,443,434 issued and outsanding
as of March 31, 2012 and December 31, 2011, respectively	133,568	133,443
Additional paid-in capital	22,162,322	22,157,447
Accumulated deficit	(22,720,214)	(22,330,111)
Total stockholders' equity	(368,588)	16,515

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,677,240	$2,366,645

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Revenues	$1,168,824	$1,390,505
Total	1,168,824	1,390,505

COST OF SALES	976,926	941,021

GROSS PROFITS	191,898	449,484

OPERATING EXPENSES
General and administrative	514,964	763,674
Depreciation and amortization expense	15,508	10,097
Total operating expenses	530,472	773,771
OPERATING LOSS	(338,574)	(324,287)

OTHER INCOME (EXPENSES)
Other income	175	-
Insurance claim proceeds	-	-
Interest expense	(50,011)	(31,793)
Gain (loss) on disposal of assets	-	1,995
Legal settlement	-	-
Fines and penalties	(1,694)	-
Total other expenses	(51,530)	(29,798)

NET LOSS	$(390,104)	$(354,086)

NET LOSS PER SHARE:
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	$133,526,767	$107,262,932

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Net loss	$(390,104)	$(354,086)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad debt expense	-	11,463
Depreciation	117,272	126,821
Amortization	16,324	4,088
Loss (gain) on disposal of assets	-	(1,995)
Common stock issued for services	5,000	99,350
Changes in operating assets and liabilities:
Accounts receivable	8,657	2,577
Other assets	(1,682)	5,230
Inventory	-	3,750
Accounts payable	(27,530)	(144,050)
Accrued expenses	(20,027)	84,394
Accrued interest - related parties	25,193	(19,661)
Unearned Revenue	36,100	-
Deferred Liabilitites	-	42,800
Net cash used in operating activities	(230,797)	(139,319)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit for business acquisition	-	(175,000)
Purchase of equipment	(257,286)	(39,108)
Proceeds from sale of property plant and equipment	-	26,645
Net cash used in investing activities	(257,286)	(187,463)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(11,849)	14,332
Proceeds from convertible notes payable	550,000	-
Proceeds from note payable	1,015,162	606,106
Proceeds from note payable - related parties	-	67,300
Repayment of line of credit	(77,046)	-
Repayment of note payable	(794,169)	(475,423)
Repayment of note payable - related parties	(3,000)	-
Net cash provided by financing activities	679,098	212,315

NET INCREASE (DECREASE) IN CASH	191,015	(114,467)

CASH, BEGINNING OF PERIOD	73,664	175,134
CASH, END OF PERIOD	$264,679	$60,667

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$21,358	$52,086
Taxes paid	$-	$-

NONCASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock for the conversion of debt	$-	$86,000
Common stock issued for payables	$5,000	$32,704
Preferred stock issued for accrued compensation payable	$-	$17,915
Common stock issued for accrued compensation	$-	$10,615
Common stock issued for acquisition of equipment	$-	$15,240

FREEDOM ENVIRONMENTAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

In February 2011, the Company entered into a letter of intent with David M. Hickman in Pennsylvania to purchase the equipment, inventory and customer list from a company owned by Mr. Hickman.  The Company is in the process of due diligence and has escrowed a non-refundable deposit of $175,000 towards the purchase, which is classified in the accompanying balance sheet as a long-term deposit.  Mr. Hickman has granted the Company an extension to complete the due diligence by May 31, 2012.  Although the deadline has passed, negotiations between the Company and Mr. Hickman are ongoing and active and the Company anticipates entering into a definitive agreement within the next several months.   Mr. Hickman provides sanitation services throughout Pennsylvania.  Mr. Hickman’s company provides all aspects of commercial and residential services including septic system cleaning, maintenance and installation.  The Company plans to expand that business to the current services lines that it provides in the State of Florida.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2011 as filed with the Securities and Exchange Commission in our Form 10-K.

NOTE 3 - GOING CONCERN ISSUES

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss for the three months ended March 31, 2012 of $390,104, an accumulated deficit at March 31, 2012 of $22,720,214, cash flows used in operating activities of $230,797 and needs additional cash to maintain its operations.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company has reserved $36,550 as allowance for doubtful accounts at March 31, 2012 and recorded $0 of bad debt expense during the three months ended March 31, 2012.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2012, cash and cash equivalents include cash on hand and cash in the bank, and the FDIC insures these deposits up to $250,000.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.  The Company’s inventory is comprised of supplies and parts used in the Company’s operations. The Company evaluates the need to record adjustments for obsolescence for inventory on a regular basis.  At March 31, 2012, the Company’s inventory balance was $0 and at December 31, 2011, the Company’s inventory balance was $0.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. Goodwill acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized.  The Company annually assesses goodwill and indefinite-lived intangible assets for impairment during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred, in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.  The Company does not have any goodwill recorded at March 31, 2012.

Intangible assets subject to amortization, which consist of customer lists, are amortized over their expected life of five years.

Management has assessed the Company’s intangible assets and has not recognized any impairment of assets for the three months ended March 31, 2012.

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

The Company adopted the provisions of ASC Topic 740, Accounting For Uncertainty In Income Taxes-An Interpretation of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2012, the Company did not record any liabilities for uncertain tax positions.

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
At March 31, 2012, common stock equivalents consisted of 16,000,000 common stock warrants with an exercise price of $0.01, $0.05 and $0.10 per share.  The Company’s price at March 31, 2012 was $0.05, so 7,000,000 of the shares at $0.01 were below the exercise amount, 4,000,000 at $0.05 were equal to the exercise amount and the remaining 5,000,000 at $0.10 exceeded the Company’s quarter-end closing stock price.

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

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s property and equipment as of March 31, 2012 and December 31, 2011 are as follows:

	March 31,	December 31,
	2012	2011
Trucks and Autos	$512,505	$512,505
Large Equipment	1,299,446	1,052,996
Machinery and Equipment	546,106	535,269
Office Equipment	27,391	27,391
Electrical Equipment	193,518	193,518
Leasehold Improvements	30,915	30,915
Total property and equipment	2,609,581	2,352,594
Accumulated depreciation	(744,492)	(627,519)
Total	$1,865,089	$1,725,075

Depreciation expense for the three months ended March 31, 2012 and 2011 was $117,272 and $116,724, respectively; $111,764 and $116,724 of depreciation expense was included in cost of sales in the accompanying consolidated statements of operations for the three months ended March 31, 2012 and 2011, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable are as follows:
	March 31, 2012	December 31, 2011
Note payable from an unrelated third party bearing interest at 8% and due on September 1, 2013. The loan is convertible to Company stock at any time with a conversion price of $0.06.	$220,000	$220,000

Note payable from an unrelated third party bearing interest at 8% and due on December 31, 2014. The loan is convertible to 6,500,000 shares of Company stock at any time at the discretion of the lender. The note is secured by otherwise unencumbered equipment owned by the Company with a value of approximately $1,100,000.	550,000	0

Note payable to an unrelated third party, bearing interest at 10%, with principal and interest due on May 15, 2012. The note is secured by certain property and equipment of the Company	25,000	25,000

Note payable to an unrelated third party, bearing interest at 10%, with principal and interest due on February 29, 2012. The note is secured by certain property and equipment of the Company. The note has not been formally renewed, but installment payments have commenced and the note is expected to be retired soon without any penalty.	16,860	25,000

Note payable to an unrelated third party, bearing interest at 12.99%, and due on demand.	5,685	8,685

Note payable to Reunion Bank bearing interest at prime plus 2% per annum (3.25% at December 31, 2011), due and payable on October 28, 2015, with a monthly principal and interest payment of $6,295, secured by the assets of the Company and recorded liens on certain equipment of the Company, guaranteed by the Company’s CEO.	0	260,090

Note payable to Reunion Bank bearing interest at prime plus 2% per annum (3.25% at December 31, 2011), due and payable on February 15, 2016 with a monthly principal and interest payment of $5,920, secured by the assets of the Company and recorded liens on certain equipment of the Company, guaranteed by the Company’s CEO.	0	518,072

Note payable to Reunion Bank bearing interest at prime plus 2% per annum (3.25% at March 31, 2012), due and payable on March 30, 2014 with a monthly principal and interest payment of $8,932, secured by the assets of the Company and recorded liens on certain equipment of the Company, guaranteed by the Company’s CEO.	832,512	0

Line of credit with an unrelated third party bearing interest at prime (3.25% at December 31, 2011) plus 2% per annum, due on demand with a monthly interest payment and secured by certain accounts receivable.	0	47,046

Line of credit with an unrelated third party bearing interest at prime (3.25% at December 31, 2011) plus 2% per annum, due on demand with a monthly interest payment.	0	30,000

Line of credit with an unrelated third party bearing interest at LIBOR plus 3% and due on demand.	13,177	13,177

Note payable to OCE Copier bearing no interest rate and due on April 13, 2016	9,527	9,909

Promissory note with an unrelated third party, bearing no interest per annum, a monthly payment of $2,500 and maturing in June 2012. The Company disputes this note payable as representation of the fitness of the equipment purchased from Vac & Jet were not fully disclosed.	60,000	60,000

Note with an unrelated third party bearing no interest, a monthly payment of $1,500 and maturing in October 2012. The lawsuit was settled on May 7, 2012 and no further payments are required.	33,800	33,800

Note with an affiliated company bearing interest at 10% per annum and due on demand.	417,755	417,755

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
	75,000	75,000

Vehicle loan note with Ford Credit bearing interest at 5.5%, secured by a vehicle and due on February 11, 2014.	6,663	8,906

Vehicle loan note with Ford Credit bearing interest at 10.0%, secured by a vehicle and due on April 9, 2014.	23,460	27,503

Equipment loan note with CNH Capital bearing interest at 5.9%, secured by an excavator and due on August 16, 2016.	41,316	42,516

Equipment loan note with Wells Fargo Equipment Finance Inc. bearing interest at 6.95%, secured by Freightliner 4,800 gallon pumping truck and due on March 5, 2017.	153,155	0

Total Notes and Line of Credit Payable	2,483,910	1,822,459
Less: Current Portion	(764,494)	(1,542,682)
Long-Term Portion	$1,719,416	$279,777

Principal payments for the long-term notes payable for each of the five succeeding years are as follows:

Twelve months ended March 31,	Amount
2013	$764,494
2014	1,589,920
2015	45,024
2016	45,076
2017	39,396
Total	$2,483,910

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

NOTE 8- EQUITY

Preferred Stock

The Company authorized 75,000,000 shares of preferred stock, at $0.001 par value of which 5,736,333 are Series A Convertible preferred shares issued and outstanding as of March 31, 2012.  Each share of the Preferred Stock shall have 300 votes on all matters presented to be voted by the holders of our common stock and is convertible to common stock on a one for one basis as of the origination date on October 31, 2010.  From that time forward, as the corporation issues additional shares of common stock the conversion ratio of the preferred stock increases to maintain the shares proportional ownership of the Company.  As of March 31, 2012 the conversion rate is one share of preferred stock for 1.5 shares of common stock.  For the three months ended March 31, 2012 and 2011, all shares of preferred stock that have been issued were issued as compensation to the CEO & COO with 0  and 2,559,222 valued at $0 and $17,914, respectively.

Common Stock

As of March 31, 2012 the Company had authorized 200,000,000 shares of common stock, at $0.001 par value and 133,568,434 shares are issued and outstanding.

During the three months ended March 31, 2012 the Company issued 125,000 common shares for $5,000 of services and expenses rendered by consultants.

Shares subscribed not issued

During the year ended December 31, 2011, the Company subscribed 1,000,000 shares of common stock for the exercise of warrants. The shares had not been issued as of March 31, 2012. Common subscribed shares consisted of the following:

Common Stock Subscribed, Not Issued

Excercise of Warrants

December 31, 2011	1,000,000
Shares subscribed	-
Issuance of subscribed shares	-
Balance March 31, 2012	1,000,000

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

In December, 2010 the Company issued 5,000,000 warrants.  These outstanding warrants have a $0.10 exercise price, are fully vested, have a three year expected life, expire December 13, 2013 and were valued at $95,308 using the Black-Scholes option-pricing model. The following inputs and assumptions were used in the option-pricing model

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

The Company has 16,000,000 warrants but no options outstanding as of March 31, 2012.

NOTE 9– SUBSEQUENT EVENTS

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

On May 2, 2012 Harvey Blonder, Gary Goldstein, and Robyn Bailey, purporting to act as the Board of Directors of the Company, filed another law suit now in the United States District Court Middle District of Florida case No. 6:12-cv-665-ORL-22DAB making the same allegations in the prior complaints filed in state court.  The Company considered this litigation frivolous and vehemently denies all allegations.  The Company’s legally authorized Board of Directors resolved on July 1, 2012 to dismiss the unauthorized lawsuit.  The case was dismissed by District Court due to lack of subject matter jurisdiction on June 28, 2012.   Since the case is closed, the Company has determined there is negligible potential loss exposure related to this litigation or any subsequent related action.

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

Some of these forward-looking statements include statements of:

•	management's plans, objectives and budgets for its future operations and future economic performance;

•	capital budget and future capital requirements;

•	meeting future capital needs;

•	realization of any deferred tax assets;

•	the level of future expenditures;

•	impact of recent accounting pronouncements;

•	the outcome of regulatory and litigation matters;

•	the assumptions described in this report underlying such forward-looking statements; and

Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:

•	those described in the context of such forward-looking statements;

•	future service costs;

•	changes in our incentive plans;

•	the markets of our domestic operations;

•	the impact of competitive products and pricing;

•	the political, social and economic climate in which we conduct operations; and

•	the risk factors described in other documents and reports filed with the Securities and Exchange Commission.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements

Our Company

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

Results of Operations for the Three Months ended March 31, 2012

Revenues for the three months ended March 31, 2012 were $1,168,824, as compared to $1,390,505 for the three months ended March 31, 2011. This decrease was primarily attributable to several major projects that occurred in 2011 and similar projects did not reoccur along with dryer weather conditions which reduces the demand for services.

Cost of goods sold for the three months ended March 31, 2012 was $976,926, as compared to $941,021 for the three months ended March 31, 2011. This increase was due primarily to increased disposal costs.

General and administrative expense for the three months ended March 31, 2012 was $514,964, as compared to $763,674 for the three months ended March 31, 2011. The primary reason the expenses decreased was that in 2011 we had a substantial amount of non-cash, non-recurring expenses related to the issuance of common stock for marketing and consulting expense.

Interest expense for the three months ended March 31, 2012 was $50,011, as compared to $31,793 for the three months ended March 31, 2011.  During th390e three months ended March 31, 2012, the Company borrowed over $1,500,000, restructuring nearly $900,000 of debt, acquiring over $250,000 of equipment, utilizing over $230,000 to fund operations and increasing cash by nearly $200,000.  The increase to interest expense corresponds to the additional debt incurred.

Net loss for the three months ended March 31, 2012 was $390,104, as compared to $354,086 for the three months ended March 31, 2011.  The primary reason the losses increased was due to lower sales revenues in 2012 compared to 2011.

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

Our cash (used in) provided by operating activities was ($230,797) and $(139,319) for the three months ended March 31, 2012 and 2011, respectively. The increase is mainly attributable to lower sales revenue.

Cash used in investing activities was $257,286 and $187,463 for the three months ended March 31, 2012 and 2011, respectively. We acquired new equipment for our company in 2012.

Cash provided by financing activities was $679,098 and $212,315 for the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012, we received proceeds from notes payables of $1,565,162, repaid note payables and lines of credit in the amount of $886,064.

The Company has a net loss for the three months ended March 31, 2012 of $390,104, an accumulated deficit at March 31, 2012 of $22,720,214, cash flows used in operating activities of $230,797 and needs additional cash flows to maintain its operations.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of March 31, 2012.

An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by employees in the normal course of their work. Our management’s assessment is that the Company did not maintain effective internal control over financial reporting as of March 31, 2012 within the context of the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our internal control over financial reporting as designed, documented and tested, we identified multiple material weaknesses primarily related to maintaining an adequate control environment.

The material weaknesses in our internal controls related to inadequate staffing within our accounting department and upper management, lack of controls regarding the assignment of authority and responsibility, lack of consistent policies and procedures, inadequate monitoring of controls and inadequate disclosure controls.

Management noted that there were no material weaknesses related to the policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•	Provide reasonable assurance that the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
delays in realizing the benefits of the acquired company or products;
significant demands on the Company’s management, technical, financial and other resources; diversion of our management’s time and attention to unexpected problems;
higher costs of integration than we anticipated;
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

Risks Related to our Securities

The market price for our common stock may be volatile, and you may not be able to sell our stock at a favorable price or at all.

Many factors could cause the market price of our common stock to rise and fall, including:

·	actual or anticipated variations in our quarterly results of operations;
·	changes in market valuations of companies in our industry;
·	changes in expectations of future financial performance;
·	fluctuations in stock market prices and volumes;
·	issuances of dilutive common stock or other securities in the future;
·	the addition or departure of key personnel;
·	announcements by us or our competitors of acquisitions, investments or strategic alliances; and

It is possible that the proceeds from sales of our common stock may not equal or exceed the prices you paid for the shares after including the costs and fees of making the sales

Substantial sales of our common stock, or the perception that such sales might occur, could depress the market price of our common stock.

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

Anti-Takeover, Limited Liability and Indemnification Provisions

Certificate of Incorporation and By-laws.

Under our certificate of incorporation, our Board of Directors may issue additional shares of common or preferred stock. Any additional issuance of common or preferred stock could have the effect of impeding or discouraging the acquisition of control of us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares, and thereby protects the continuity of our management. Specifically, if in the due exercise of its fiduciary obligations, the Board of Directors were to determine that a takeover proposal was not in our best interest, shares could be issued by our Board of Directors without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:

·	diluting the voting or other rights of the proposed acquirer or insurgent stockholder group,

·	putting a substantial voting bloc in institutional or other hands that might undertake to support the incumbent Board of Directors, or

·	effecting an acquisition that might complicate or preclude the takeover.

Our certificate of incorporation also allows our Board of Directors to fix the number of directors in the bylaws. Cumulative voting in the election of directors is specifically denied in our certificate of incorporation. The effect of these provisions may be to delay or prevent a tender offer or takeover attempt that a stockholder may determine to be in his or its best interest, including attempts that might result in a premium over the market price for the shares held by the stockholders

Delaware Anti- Takeover Law.

We are subject to the provisions of Section 203 of the Delaware General Corporation Law concerning corporate takeovers. This section prevents many Delaware corporations from engaging in a business combination with any interested stockholder, under specified circumstances. For these purposes, a business combination includes a merger or sale of more than 10% of our assets, and an interested stockholder includes a stockholder who owns 15% or more of our outstanding voting stock, as well as affiliates and associates of these persons. Under these provisions, this type of business combination is prohibited for three years following the date that the stockholder became an interested stockholder unless:

·	the transaction in which the stockholder became an interested stockholder is approved by the Board of Directors prior to the date the interested stockholder attained that status;

·	on consummation of the transaction that resulted in the stockholders becoming an interested

·
stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding those shares owned by persons who are directors and also officers; or

·
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

·
conducted himself or herself in good faith, reasonably believed, in the case of conduct in his or her official capacity as our director or officer, that his or her conduct was in our best interests, and, in all other cases, that his or her conduct was at least not opposed to our best interests; and

·	in the case of any criminal proceeding, had no reasonable cause to believe that his or her conduct was unlawful.

These persons may be indemnified against expenses, including attorneys fees, judgments, fines, including excise taxes, and amounts paid in settlement, actually and reasonably incurred, by the person in connection with the proceeding. If the person is found liable to the corporation, no indemnification will be made unless the court in which the action was brought determines that the person is fairly and reasonably entitled to indemnity in an amount that the court will establish. Insofar as indemnification for liabilities under the Securities Act may be permitted to directors, officers or persons controlling us under the above provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable

If we experience delays and/or defaults in customer payments, we could be unable to recover all expenditures.

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

Exhibits filed herein for March 31, 2012

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

Registrant Date: July 26, 2012	Freedom Environmental Services, Inc. By: /s/ Michael Borish
Michael Borish
Chief Executive Officer (Principal Executive Officer)

Registrant Date: July 26, 2012	Freedom Environmental Services, Inc. By: /s/ Michael Borish
Michael Borish
Chief Financial Officer (Principal Financial Officer)