Form 10-Q
period 2012-09-12
Freedom Environmental Services, Inc.
filed 2012-09-13
CIK 1443818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 000-453388

FREEDOM ENVRIONMENTAL SERVICES, INC.
(Name of small business issuer as specified in its charter)

Delaware	27-3218629
( State or other jurisdiction of incorporation or organization)	( IRS Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes  ☐    No  ☒
 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 11, 2012
Common stock, $0.001 par value	151,368,434

FREEDOM ENVIRONMENTAL SERVICES, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS:
CURRENT ASSETS
Cash	$48,079	$73,664
Accounts receivable - net of allowance of $36,550 and $45,030	242,822	238,460
Prepaid Expenses	22,892	6,247
Deposits	176,875	176,875
Total current assets	490,668	495,246

PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of
$862,184 and $627,519	1,748,297	1,725,075
Total property and equipment	1,748,297	1,725,075

OTHER ASSETS
Intangible asset (client list) , net of accumulated amortization
of $80,000 and $60,000	120,000	140,000
Loan costs, net of accumulated amortization of $5,418 and $1,420	2,326	6,324
Total other assets	122,326	146,324

TOTAL ASSETS	$2,361,291	$2,366,645

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank overdraft	$24	$11,873
Accounts payable	308,146	343,842
Accrued expenses	221,595	124,409
Accrued interest (related parties $16,566 & $33,254)	102,458	47,548
Customer Deposits	36,100	-
Lines of credit	13,177	90,223
Notes payable - short term	548,600	930,646
Notes payable - current portion of long-term debt	89,995	29,057
Notes payable - related parties	75,000	492,755
Total current liabilities	1,395,095	2,070,353

LONG TERM LIABILITIES
Convertible notes payable	770,000	220,000
Notes payable - long term debt less current portion	953,874	59,777
Total long term liabilities	1,723,874	279,777

TOTAL LIABILITIES	3,118,969	2,350,130

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock subscribed, 1,000,000 and 1,000,000 shares as of
June 30, 2012 and December 2011, respectively	50,000	50,000
Preferred stock, $0.001 par value, 75,000,000 shares authorized:
Series A, Convertible - 5,736,333 issued and outstanding
as of June 30, 2012 and December 31, 2011	5,736	5,736
Common stock, $0.001 par value, 200,000,000 shares authorized:
133,568,434 and 133,443,434 issued and outsanding
as of June 30, 2012 and December 31, 2011, respectively	133,568	133,443
Additional paid-in capital	22,162,322	22,157,447
Accumulated deficit	(23,109,304)	(22,330,111)
Total stockholders' equity	(757,678)	16,515

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,361,291	$2,366,645

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Revenues	$1,339,486	$1,566,224	$2,508,311	$2,956,729
Total	1,339,486	1,566,224	2,508,311	2,956,729

COST OF SALES	1,194,301	953,447	2,171,227	1,894,468

GROSS PROFITS	145,185	612,777	337,084	1,062,261

OPERATING EXPENSES
General and administrative	471,948	671,481	986,952	1,435,156
Depreciation and amortization expense	11,936	10,097	27,444	20,194
Total operating expenses	483,884	681,578	1,014,396	1,455,350
OPERATING LOSS	(338,699)	(68,801)	(677,312)	(393,089)

OTHER INCOME (EXPENSES)
Other income	38	-	59	-
Interest income	48	-	202
Interest expense	(50,185)	(75,322)	(100,197)	(107,115)
Gain (loss) on disposal of assets	-	-	-	1,995
Fines and penalties	(251)	-	(1,945)	-
Total other expenses	(50,350)	(75,322)	(101,881)	(105,120)

NET LOSS	$(389,049)	$(144,123)	$(779,193)	$(498,209)

NET LOSS PER SHARE:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	$133,526,767	$114,424,927	$133,526,767	$111,858,189

FREEDOM ENVIRONMENTAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2012	2011

Net loss	$(779,193)	$(498,209)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad debt expense	9,316	28,672
Depreciation	234,665	253,306
Amortization	26,862	28,616
Loss (gain) on disposal of assets	-	(1,995)
Common stock issued for services	5,000	99,350
Changes in operating assets and liabilities:	-
Accounts receivable	(13,678)	(139,996)
Prepaid expenses and other assets	(16,645)	5,230
Inventory	-	7,799
Accounts payable	(68,055)	(104,607)
Accrued expenses	97,186	151,690
Accrued interest - related parties	54,910	(3,263)
Customer deposits	36,100	-
Deferred Liabilitites	-	42,800
Net cash used in operating activities	(413,532)	(130,607)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit for business acquisition	-	(175,000)
Purchase of equipment	(257,887)	(41,701)
Proceeds from sale of property plant and equipment	-	26,645
Net cash used in investing activities	(257,887)	(190,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(11,849)	4,786
Proceeds from exercise of warrants	-	50,000
Proceeds from convertible notes payable	550,000	-
Proceeds from note payable and line of credit	1,015,162	648,107
Proceeds from note payable - related parties	-	68,700
Repayment of line of credit	(77,046)	-
Repayment of note payable	(816,933)	(533,248)
Repayment of note payable - related parties	(13,500)	(14,300)
Net cash provided by financing activities	645,834	224,045

NET INCREASE (DECREASE) IN CASH	(25,585)	(96,618)

CASH, BEGINNING OF PERIOD	73,664	175,134
CASH, END OF PERIOD	$48,079	$78,516

Interest paid	$41,827	$46,667
Taxes paid	$-	$-

NONCASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock for the conversion of debt	$-	$86,000
Common stock issued for payables	$5,000	$32,704
Preferred stock issued for accrued compensation payable	$-	$17,915
Common stock issued to settle accrued compensation	$-	$120,615
Common stock issued for acquisition of equipment	$-	$15,240

FREEDOM ENVIRONMENTAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2011 as filed with the Securities and Exchange Commission in our Form 10-K.

NOTE 3 - GOING CONCERN ISSUES

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss for the three and six months ended June 30, 2012 of $389,049 and $779,193 respectively, an accumulated deficit at June 30, 2012 of $23,109,304, cash flows used in operating activities of $413,532 and needs additional cash to maintain its operations.

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

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company has reserved $36,550 as allowance for doubtful accounts at June 30, 2012 and recorded $9,316 of bad debt expense during the three and six months ended June 30, 2012.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2012, cash and cash equivalents include cash on hand and cash in the bank, and the FDIC insures these deposits up to $250,000.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.  The Company’s inventory is comprised of supplies and parts used in the Company’s operations. The Company evaluates the need to record adjustments for obsolescence for inventory on a regular basis.  At June 30, 2012, the Company’s inventory balance was $0 and at December 31, 2011, the Company’s inventory balance was $0.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. Goodwill acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized.  The Company annually assesses goodwill and indefinite-lived intangible assets for impairment during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred, in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.  The Company does not have any goodwill recorded at June 30, 2012.

Intangible assets subject to amortization, which consist of customer lists, are amortized over their expected life of five years.

Management has assessed the Company’s intangible assets and has not recognized any impairment of assets for the six months ended June 30, 2012.

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

The Company adopted the provisions of ASC Topic 740, Accounting For Uncertainty In Income Taxes-An Interpretation of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2012, the Company did not record any liabilities for uncertain tax positions.

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
At June 30, 2012, common stock equivalents consisted of 16,000,000 common stock warrants with an exercise price of $0.01, $0.05 and $0.10 per share.  The Company’s price at June 30, 2012 was $0.039, so 7,000,000 of the shares at $0.01 were below the exercise amount, and the remaining 9,000,000 at $0.05 and $0.10 exceeded the Company’s quarter-end closing stock price.

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

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s property and equipment as of June 30, 2012 and December 31, 2011 are as follows:

	June 30,	December 31,
	2012	2011
Trucks and Autos	$512,505	$512,505
Large Equipment	1,299,446	1,052,996
Machinery and Equipment	546,106	535,269
Office Equipment	27,991	27,391
Electrical Equipment	193,518	193,518
Leasehold Improvements	30,915	30,915
Total property and equipment	2,610,481	2,352,594
Accumulated depreciation	(862,184)	(627,519)
Total	$1,748,297	$1,725,075

Depreciation expense for the three and six months ended June 30, 2012 was $117,273 and $234,665 respectively; $115,994 and $227,758 of depreciation expense was included in cost of sales in the accompanying consolidated statements of operations for the three and six months ended June 30, 2012, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable are as follows:
	June 30, 2012	December 31, 2011
Note payable from an unrelated third party bearing interest at 8% and due on September 1, 2013. The loan is convertible to Company stock at any time with a conversion price of $0.06.	$220,000	$220,000

Note payable from an unrelated third party bearing interest at 8% and due on December 31, 2014. The loan is convertible to 6,500,000 shares of Company stock at any time at the discretion of the lender. The note is secured by otherwise unencumbered equipment owned by the Company with a value of approximately $1,100,000.	550,000	0

Note payable to an unrelated third party, bearing interest at 10%, with principal and interest due on May 15, 2012. The note is secured by certain property and equipment of the Company	25,000	25,000

Note payable to an unrelated third party, bearing interest at 10%, with principal and interest due on February 29, 2012. The note is secured by certain property and equipment of the Company. The note has not been formally renewed, but installment payments have commenced and the note is expected to be retired soon without any penalty.	7,360	25,000

Note payable to an unrelated third party, bearing interest at 12.99%, and due on demand.	4,685	8,685

Note payable to Reunion Bank bearing interest at prime plus 2% per annum (3.25% at June 30, 2012), due and payable on October 28, 2015, with a monthly principal and interest payment of $6,295, secured by the assets of the Company and recorded liens on certain equipment of the Company, guaranteed by the Company’s CEO.	0	260,090

Note payable to Reunion Bank bearing interest at prime plus 2% per annum (3.25% at December 31, 2011), due and payable on February 15, 2016 with a monthly principal and interest payment of $5,920, secured by the assets of the Company and recorded liens on certain equipment of the Company, guaranteed by the Company’s CEO.	0	518,072

Note payable to Reunion Bank bearing interest at prime plus 2% per annum (3.25% at June 30, 2012), due and payable on March 30, 2014 with a monthly principal and interest payment of $8,932, secured by the assets of the Company and recorded liens on certain equipment of the Company, guaranteed by the Company’s CEO.	821,698	0

Line of credit with an unrelated third party bearing interest at prime (3.25% at June 30, 2012) plus 2% per annum, due on demand with a monthly interest payment and secured by certain accounts receivable.	0	47,046

Line of credit with an unrelated third party bearing interest at prime (3.25% at June 30, 2012) plus 2% per annum, due on demand with a monthly interest payment.	0	30,000

Line of credit with an unrelated third party bearing interest at LIBOR plus 3% and due on demand.	13,177	13,177

Note payable to OCE Copier bearing no interest rate and due on April 13, 2016	8,578	9,909

Promissory note with an unrelated third party, bearing no interest per annum, a monthly payment of $2,500 and maturing in June 2012. The Company disputes this note payable as representation of the fitness of the equipment purchased from Vac & Jet were not fully disclosed.	60,000	60,000

Note with an unrelated third party bearing no interest, a monthly payment of $1,500 and maturing in October 2012. The lawsuit was settled on May 7, 2012 and no further payments are required.	33,800	33,800

2010 note originally with an affiliated company bearing interest at 10% per annum and due on demand. Note was assigned to non-affiliate third party in August 2011 pursuant to default terms acceptable and agreed to by the Company.	417,755	417,755

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
	75,000	75,000

Vehicle loan note with Ford Credit bearing interest at 5.5%, secured by a vehicle and due on February 11, 2014.	4,740	8,906

Vehicle loan note with Ford Credit bearing interest at 10.0%, secured by a vehicle and due on April 9, 2014.	22,795	27,503

Equipment loan note with CNH Capital bearing interest at 5.9%, secured by an excavator and due on August 16, 2016.	39,366	42,516

Equipment loan note with Wells Fargo Equipment Finance Inc. bearing interest at 6.95%, secured by Freightliner 4,800 gallon pumping truck and due on March 5, 2017.	146,692	0

Total Notes and Line of Credit Payable	2,450,646	1,822,459
Less: Current Portion	(726,772)	(1,542,682)
Long-Term Portion	$1,723,874	$279,777

Principal payments for the long-term notes payable for each of the five succeeding years are as follows:

Twelve months ended June 30,	Amount
2013	$731,228
2014	1,589,920
2015	45,024
2016	45,076
2017	39,396
Total	$2,450,646

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

NOTE 8- EQUITY

Preferred Stock

The Company authorized 75,000,000 shares of preferred stock, at $0.001 par value of which 5,736,333 are Series A Convertible preferred shares issued and outstanding as of June 30, 2012.  Each share of the Preferred Stock shall have 300 votes on all matters presented to be voted by the holders of our common stock and is convertible to common stock on a one for one basis as of the origination date on October 31, 2010.  From that time forward, as the corporation issues additional shares of common stock the conversion ratio of the preferred stock increases to maintain the shares proportional ownership of the Company.  As of June 30, 2012 the conversion rate is one share of preferred stock for 1.5 shares of common stock.  For the six months ended June 30, 2012, all shares of preferred stock that have been issued were issued as compensation to the CEO & COO with 0  and 2,559,222 valued at $0 and $17,914, respectively.

Common Stock

As of June 30, 2012 the Company had authorized 200,000,000 shares of common stock, at $0.001 par value and 133,568,434 shares are issued and outstanding.

During the three and six months ended June 30, 2012 the Company issued 0 and 125,000 common shares respectively for $0 and $5,000 of services and expenses rendered by consultants.

Shares subscribed not issued
During the year ended December 31, 2011, the Company subscribed 1,000,000 shares of common stock for the exercise of warrants. The shares had not been issued as of June 30, 2012. Common subscribed shares consisted of the following:

Common Stock Subscribed, Not Issued

Exercise of Warrants

December 31, 2011	1,000,000
Shares subscribed	-
Issuance of subscribed shares	-
Balance June 30, 2012	1,000,000

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

The Company has 16,000,000 warrants but no options outstanding as of June 30, 2012.

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

Results of Operations for the Three Months and Six Months Ended June 30, 2012

Revenues for the three and six months ended June 30, 2012 were $1,339,486 and $2,508,311 respectively, as compared to $1,566,224 and $2,956,729 for the three and six months ended June 30, 2011. This decrease was primarily attributable to several major projects that occurred in 2011 and similar projects did not reoccur along with dryer weather conditions which reduces the demand for services.

Cost of goods sold for the three and six months ended June 30, 2012 was $1,194,301 and $2,171,227 respectively, as compared to $953,447 and $1,894,468 for the three and six months ended June 30, 2011. This increase was due primarily to increased disposal costs.

General and administrative expense for the three and six months ended June 30, 2012 was $471,948 and $986,952 respectively, as compared to $671,481 and $1,435,156 for the three and six months ended June 30, 2011. The primary reason the expenses decreased was that in 2011 we had a substantial amount of non-cash, non-recurring expenses related to the issuance of common stock for marketing and consulting expense.

Interest expense for the three and six months ended June 30, 2012 was $50,185 and $100,197 respectively, as compared to $75,322 and $107,115 for the three and six months ended June 30, 2011.  The decrease in interest expense corresponds to payments of notes the company made in 2012.

Net loss for the three and six months ended June 30, 2012 was $389,049 and $779,193 respectively, as compared to $144,124 and $498,209 for the three months and six months ended June 30, 2011.  The primary reason the losses increased was due to lower sales revenues in 2012 compared to 2011.

Liquidity and Capital Resources

The Company has two material notes, one from an unrelated third party for approximately $418,000 and one from a traditional banking relationship, Reunion Bank for approximately $822,000.  The Company is presently not in compliance with the debt coverage ratio loan covenant on the Reunion Bank debt. The Company is presently making timely monthly payments and is current with all payment requirements and Reunion has not demanded that the loan be repaid as a result of non-compliance with the debt covenant.

Our cash (used in) provided by operating activities was ($413,532) and $(130,607) for the six months ended June 30, 2012 and 2011, respectively. The increase is mainly attributable to lower sales revenue.

Cash used in investing activities was $257,887 and $190,056 for the six months ended June 30, 2012 and 2011, respectively. We acquired new equipment for our company in 2012.

Cash provided by financing activities was $645,834 and $224,045 for the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012, we received proceeds from notes payables of $1,565,162, repaid note payables and lines of credit in the amount of $907,479.

The Company has a net loss for the six months ended June 30, 2012 of $779,193, an accumulated deficit at June 30, 2012 of $23,109,304, cash flows used in operating activities of $413,532 and needs additional cash flows to maintain its operations.

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Quarterly Report on Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, andyou may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of June 30, 2012.

An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by employees in the normal course of their work. Our management’s assessment is that the Company did not maintain effective internal control over financial reporting as of June 30, 2012 within the context of the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our internal control over financial reporting as designed, documented and tested, we identified multiple material weaknesses primarily related to maintaining an adequate control environment.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the six months of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company become aware the sellers of Brownies failed to disclose in the Asset Purchase Agreement additional liabilities of $195,000; which included an outstanding invoice of $21,000 for required cleanup in Orange County, Florida, $18,000 of unpaid personal property taxes, payroll taxes of $99,144 and $57,000 owed to Shelley Septic, Inc. The Company is investigating if there are any additional undisclosed liabilities in the acquisition of Brownies.

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

On May 2, 2012 Harvey Blonder, Gary Goldstein, and Robyn Bailey filed another law suit now in the United States District Court Middle District of Florida case No. 6:12-cv-665-ORL-22DAB making the same allegations in the prior complaints filed in state court.  The Company vehemently denies all allegations and considers this litigation frivolous. This suit has subsequently been dismissed.

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

To the extent that climate change increases the risk of natural disasters or other disruptive events in the areas in which we operate, we could be harmed. While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, our plans may not fully protect us from all such disasters or events.\

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2012.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

Exhibits filed herein for June 30, 2012

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

Registrant Date: September 13, 2012	Freedom Environmental Services, Inc. By: /s/ Michael Borish
Michael Borish
Chief Executive Officer (Principal Executive Officer)

Registrant Date: September 13, 2012	Freedom Environmental Services, Inc. By: /s/ Michael Borish
Michael Borish
Chief Financial Officer (Principal Financial Officer)